Form 10QSB
period 2006-09-30
Northern Explorations Ltd.
filed 2006-12-13
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended September 30, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ________________ to ________________

                        Commission File Number 333-125068


                           NORTHERN EXPLORATIONS LTD.
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                                        Applied For
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 470 Granville Street. Suite 1120
Vancouver, British Columbia, Canada                          V6C 1V5
(Address of principal executive offices)               (Postal or Zip Code)

          Issuer's telephone number, including area code: 604-713-8012

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,540,000 shares of common stock with a par value of $0.001 par value per share as of December 13, 2006.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        March 31,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 10,459           $ 14,646
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 10,459             14,646
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,459           $ 14,646
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,350           $    175
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,350                175

TOTAL LIABILITIES                                                     1,350                175

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,540,000 shares issued and outstanding
   as of June 30, 2006 and March 31, 2006)                            5,540              5,540
  Additional paid-in capital                                         26,460             26,460
  Deficit accumulated during exploration stage                      (22,891)           (17,529)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            9,109             14,471
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,459           $ 14,646
                                                                   ========           ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                    November 17, 2004
                               Six Months       Three Months       Six Months       Three Months       (inception)
                                 Ended             Ended             Ended             Ended            through
                              September 30,     September 30,     September 30,     September 30,     September 30,
                                  2006              2006              2005              2005              2006
                               -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                     $        --       $        --       $        --       $        --       $        --
                               -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                          --                --                --                --                --


OPERATING COSTS
  Administrative Expenses            5,362             1,987             5,110             1,872            22,891
                               -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                5,362             1,987             5,110             1,872            22,891
                               -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)              $    (5,362)      $    (1,987)      $    (5,110)      $    (1,872)      $   (22,891)
                               ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE       $      0.00       $      0.00       $      0.00       $      0.00
                               ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       5,540,000         5,540,000         5,540,000         5,540,000
                               ===========       ===========       ===========       ===========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From November 17, 2004 (Inception) through June 30, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                   Common      Additional      During
                                                   Common          Stock        Paid-in      Exploration
                                                   Stock           Amount       Capital         Stage         Total
                                                   -----           ------       -------         -----         -----
BALANCE, NOVEMBER 17, 2004                              --       $     --       $    --      $     --       $     --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                              3,000,000          3,000                                      3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                               2,500,000          2,500        22,500                       25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                                  40,000             40         3,960                        4,000

Net loss,  March 31, 2005                                                                      (4,328)        (4,328)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2005                          5,540,000          5,540        26,460        (4,328)        27,672
                                                ----------       --------       -------      --------       --------
Net loss,  March 31, 2006                                                                     (13,201)       (13,201)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2006                          5,540,000          5,540        26,460       (17,529)        14,471
                                                ----------       --------       -------      --------       --------
Net loss,  September 30, 2006                                                                  (5,362)        (5,362)
                                                ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2006                      5,540,000       $  5,540       $26,460      $(22,891)      $  9,109
                                                ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 November 17, 2004
                                                Six Months      Three Months      Six Months      Three Months      (inception)
                                                  Ended            Ended            Ended            Ended           through
                                               September 30,    September 30,    September 30,    September 30,    September 30,
                                                   2006             2006             2005             2005             2006
                                                 --------         --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (5,362)        $ (1,987)        $ (5,110)        $ (1,872)        $(22,891)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable         1,175           (1,750)             200              200              100
                                                 --------         --------         --------         --------         --------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                       (4,187)          (3,737)          (4,910)          (1,672)         (22,791)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                           --               --               --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                             --               --               --               --            5,540
  Additional paid-in capital                           --               --               --               --           26,460
                                                 --------         --------         --------         --------         --------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                           --               --               --               --           32,000
                                                 --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN CASH                    (4,187)          (3,737)          (4,910)          (1,672)           9,209

CASH AT BEGINNING OF PERIOD                        14,646           14,196           27,672           24,434               --
                                                 --------         --------         --------         --------         --------

CASH AT END OF PERIOD                            $ 10,459         $ 10,459         $ 22,762         $ 22,762         $  9,209
                                                 ========         ========         ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during year for:
  Interest                                       $     --         $     --         $     --         $     --         $     --
                                                 ========         ========         ========         ========         ========
  Income Taxes                                   $     --         $     --         $     --         $     --         $     --
                                                 ========         ========         ========         ========         ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2006
                            (Stated in U.S. Dollars)


NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 17, 2004, and its year-end is March 31st. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Nicola Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $22,891 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A) MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on November 17, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2006
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B) USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

C) FINANCIAL INSTRUMENTS

The carrying value of cash, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

D) ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

E) INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2006
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F) BASIC AND DILUTED NET LOSS PER SHARE

The Company reports basic loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

H) CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

I) NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $22,891 during the period from November 17, 2004 (inception) to September 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2006
                            (Stated in U.S. Dollars)


NOTE 3. GOING CONCERN (Continued)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. MINERAL PROPERTY

Pursuant to a mineral property option agreement dated January 4, 2005, the Company was granted an option to acquire the sole and exclusive right, privilege and option to explore the claim together with the sole and exclusive right, privilege and option to purchase a 90% interest in the Cade Claim located in the Nicola Mining Division, British Columbia, Canada, for:

A) CASH PAYMENTS

Cash payment of $2,500 by March 31, 2005 (paid on March 17, 2005).

B) EXPENDITURE COMMITMENTS

Expenditures for exploration and development work on the Claim totalling at least $15,000 by December 31, 2006, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

- $5,000 in expenditures on the Claim by December 31, 2005 (paid on December 6, 2005); and
-    an additional $10,000 in expenditures on the Claim by December 31, 2006.

C) ASSESSMENT WORK

All Claim payments and assessment work required to keep the Claim and this Option in good standing during the term of this Agreement.

NOTE 5. SHARE CAPITAL

On December 7, 2004, the Company sold 3,000,000 shares of its common stock at $0.001 per share. On December 22, 2004, the Company sold 2,500,000 shares of its common stock at $0.01 per share. On January 17, 2005, the Company sold 40,000 shares of its common stock at $0.10 per share.

At September 30, 2006, there were no outstanding stock options or warrants.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2006
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $22,891, which expire in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss                 $ 22,891
     Statutory tax rate                       34%
     Effective tax rate                       --
                                        --------
     Deferred tax asset                 $  7,783
     Valuation allowance                  (7,783)
                                        --------

     Net deferred tax asset             $     --
                                        ========

NOTE 7. FOREIGN CURRENCY TRANSLATION

Functional currency for Northern Explorations, Ltd is in US dollars. In accordance with FASB #52 paragraph 9 the Company will continue to issue their financial statements in their established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two and phase three exploration programs on the Cade claim consisting of a geological mapping, prospecting, detailed geology and geochemical sampling, as well as an electromagnetic survey. The balance of the phase two program will cost approximately $3,000, for a total of $9,000. The phase three exploration program will cost approximately $40,000. The phase three exploration program should take approximately two months to complete.

The third phase of exploration will consist of an airborne electromagnetic survey of the Cade claim, followed by additional sampling of prospective areas. An electromagnetic survey involves measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration. The survey will involve leasing a helicopter equipped with equipment that will obtain electromagnetic readings as the helicopter flies over portions of the Cade claim. The data from the equipment is then compiled and analyzed by the consulting geologist. He will then gather additional rock and soil samples for analysis on property areas that relate to the high electromagnetic results.

BUDGET - PHASE III

     Airborne EM Survey                      $15,000
     Follow-up geological surveys            $25,000
                                             -------

     Total:                                  $40,000
                                             =======

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program, though Mr. George Nicholson has indicated that he will oversee all exploration if he is available.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations. We will pay most of these expenses from our current cash on hand.

Total expenditures over the next 12 months are therefore expected to be $55,000.

While we have enough funds to cover most of our anticipated administrative expenses, we will require additional funding in order to cover additional exploration on the Cade claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2006

We did not earn any revenues during the six-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Cade claim, which is doubtful.

We incurred operating expenses in the amount of $5,362 for the six-month period ended September 30, 2006. These operating expenses were comprised entirely of administrative expenses. Our net loss for the six-month period ended September 30, 2006 did not change appreciably from the comparative period in fiscal 2005 (2006: $5,362; 2005: $5,110).

At September 30, 2006, we had total assets of $10, 459, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $1,350.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Richard Novis, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Richard Novis, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2006


Northern Explorations Ltd.


/s/ Richard Novis
------------------------------
Richard Novis, President