Form 10QSB
period 2006-12-31
Northern Explorations Ltd.
filed 2007-02-14
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2006

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,540,000 shares of common stock with a par value of $0.001 par value per share as of February 13, 2007.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        March 31,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,190           $ 14,646
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  8,190             14,646
                                                                   --------           --------

      TOTAL ASSETS                                                 $  8,190           $ 14,646
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    205           $    175
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               205                175

      TOTAL LIABILITIES                                                 205                175

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,540,000 shares issued and outstanding
   as of December 31, 2006 and March 31, 2006)                        5,540              5,540
  Additional paid-in capital                                         26,460             26,460
  Deficit accumulated during exploration stage                      (24,015)           (17,529)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            7,985             14,471
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  8,190           $ 14,646
                                                                   ========           ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               November 17, 2004
                               Nine Months     Three Months      Nine Months    Three Months      (inception)
                                 Ended            Ended            Ended           Ended            through
                               December 31,     December 31,     December 31,    December 31,     December 31,
                                  2006             2006             2005            2005             2006
                               ----------       ----------       ----------      ----------       ----------
REVENUES
  Revenues                     $       --       $       --       $       --      $       --       $       --
                               ----------       ----------       ----------      ----------       ----------
TOTAL REVENUES                         --               --               --              --               --

OPERATING COSTS
  Administrative Expenses           6,486            1,124           10,599           5,489           24,015
                               ----------       ----------       ----------      ----------       ----------
TOTAL OPERATING COSTS               6,486            1,124           10,599           5,489           24,015
                               ----------       ----------       ----------      ----------       ----------

NET INCOME (LOSS)              $   (6,486)      $   (1,124)      $  (10,599)     $   (5,489)      $  (24,015)
                               ==========       ==========       ==========      ==========       ==========

BASIC EARNINGS PER SHARE       $     0.00       $     0.00       $     0.00      $     0.00
                               ==========       ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     5,540,000        5,540,000        5,540,000       5,540,000
                               ==========       ==========       ==========      ==========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From November 17, 2004 (Inception) through December 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                   Common      Additional      During
                                                   Common          Stock        Paid-in      Exploration
                                                   Stock           Amount       Capital         Stage         Total
                                                   -----           ------       -------         -----         -----
BALANCE, NOVEMBER 17, 2004                              --       $     --       $    --      $     --       $     --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                              3,000,000          3,000                                      3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                               2,500,000          2,500        22,500                       25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                                  40,000             40         3,960                        4,000

Net loss,  March 31, 2005                                                                      (4,328)        (4,328)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2005                          5,540,000          5,540        26,460        (4,328)        27,672
                                                ----------       --------       -------      --------       --------
Net loss, March 31, 2006                                                                      (13,201)       (13,201)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2006                          5,540,000          5,540        26,460       (17,529)        14,471
                                                ----------       --------       -------      --------       --------
Net loss, December 31, 2006                                                                    (6,486)        (6,486)
                                                ----------       --------       -------      --------       --------
BALANCE, DECEMBER 31, 2006                       5,540,000       $  5,540       $26,460      $(24,015)      $  7,985
                                                ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                          November 17, 2004
                                                Nine Months   Three Months    Nine Months   Three Months     (inception)
                                                  Ended          Ended          Ended          Ended           through
                                                December 31,   December 31,   December 31,   December 31,     December 31,
                                                   2006           2006           2005           2005             2006
                                                 --------       --------       --------       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (6,486)      $ (1,124)      $(10,599)      $ (5,489)        $(24,015)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable            30         (1,145)           100           (100)             205
                                                 --------       --------       --------       --------         --------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                      (6,456)        (2,269)       (10,499)        (5,589)         (23,810)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                          --             --             --             --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                             --             --             --             --            5,540
  Additional paid-in capital                           --             --             --             --           26,460
                                                 --------       --------       --------       --------         --------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                          --             --             --             --           32,000
                                                 --------       --------       --------       --------         --------

NET INCREASE (DECREASE) IN CASH                    (6,456)        (2,269)       (10,499)        (5,589)           8,190

CASH AT BEGINNING OF PERIOD                        14,646         10,459         27,672         22,762               --
                                                 --------       --------       --------       --------         --------
CASH AT END OF PERIOD                            $  8,190       $  8,190       $ 17,173       $ 17,173         $  8,190
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
                                                 ========       ========       ========       ========         ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2006
                            (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $24,015 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2006
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2006
                            (Stated in U.S. Dollars)


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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $24,015 during the period from November 17, 2004 (inception) to December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2006
                            (Stated in U.S. Dollars)


NOTE 3. GOING CONCERN (Continued)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4.  MINERAL PROPERTY

Pursuant to a mineral property option agreement dated January 4, 2005, and amended on December 31, 2006, the Company was granted an option to acquire the sole and exclusive right, privilege and option to explore the claim together with the sole and exclusive right, privilege and option to purchase a 90% interest in the Cade Claim located in the Nicola Mining Division, British Columbia, Canada, for:

A) CASH PAYMENTS

Cash payment of $2,500 by March 31, 2005 (paid on March 17, 2005). Cash payment of $1,000 by December 31, 2006 (paid December 31, 2006).

B) EXPENDITURE COMMITMENTS

Expenditures for exploration and development work on the Claim totalling at least $15,000 by December 31, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

- $5,000 in expenditures on the Claim by December 31, 2005 (paid on December 6, 2005); and
-    an additional $10,000 in expenditures on the Claim by December 31, 2007.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2006
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (continued)

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At December 31, 2006, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $24,015, which expire in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss                     $ 24,015
     Statutory tax rate                           34%
     Effective tax rate                           --
                                            --------
     Deferred tax asset                     $  8,165
     Valuation allowance                      (8,165)
                                            --------

     Net deferred tax asset                 $     --
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

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. We will pay most of these expenses from our current cash on hand.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006

We did not earn any revenues during the nine-month period ended December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Cade claim, which is doubtful.

We incurred operating expenses in the amount of $6,486 for the nine-month period ended December 31, 2006. These operating expenses were comprised entirely of administrative expenses.

At December 31, 2006, we had total assets of $8,190, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $205.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Richard Novis, our chief executive officer and our principal accounting officer.

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

February 13, 2007


Northern Explorations Ltd.


/s/ Richard Novis
------------------------------
Richard Novis, President