Form 10KSB
period 2007-03-31
Northern Explorations Ltd.
filed 2007-07-02
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-125068


                           Northern Explorations Ltd.
                 (Name of small business issuer in its charter)

           Nevada                                         Pending
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        470 Granville Street, Suite 1120
                         Vancouver. B.C., Canada V6C 1V5
                    (Address of principal executive offices)

                                 (604) 713-8012
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of each exchange on which
          to be so registered           each class is to be registered
          -------------------           ------------------------------
                  None                               None

       Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

  $254,000 as at July 1, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               5,540,000 shares of common stock as at July 1, 2007

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  DESCRIPTION OF BUSINESS...........................................   3

ITEM 2:  DESCRIPTION OF PROPERTY...........................................  10

ITEM 3:  LEGAL PROCEEDINGS.................................................  11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  11

ITEM 7:  FINANCIAL STATEMENTS..............................................  13

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES.........................................  23

ITEM 8A: CONTROLS AND PROCEDURES...........................................  23

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......  23

ITEM 10: EXECUTIVE COMPENSATION............................................  25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  25

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  26

ITEM 13: EXHIBITS AND REPORTS..............................................  26

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  26

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We conduct operations as an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own the option to acquire a 90% interest in one mineral claim known as the Cade claim. In order to exercise this option, we must:

     a)   pay $2,500 to Wells by March 31, 2005 (paid);
     b) incur $5,000 in exploration expenditures on the Cade claim by December 31, 2005 (expended); and
     c) incur an additional $10,000 in expenditures on the Cade claim by December 31, 2007

If we are in default of any of the above requirements, Ms. Wells cannot terminate the option agreement until she has first provided us with 60 days written notice of the default and we have failed to cure the default during that notice period.

There is no assurance that a commercially viable mineral deposit exists on the Cade claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

We completed the recommended phase one exploration program on the Cade claim, as well as part of the second phase. Due to winter weather conditions, we were forced to cease exploration in the autumn of 2005.

Our plan of operation is to conduct exploration work on the Cade claim in order to ascertain whether it possesses economic quantities of copper, zinc and silver. There can be no assurance that an economic mineral deposit exists on the Cade claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Cade claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

CADE CLAIM OPTION AGREEMENT

On January 4, 2005, we entered into a mineral property option agreement with Gillian Wells of Tsawassen, British Columbia, whereby she granted us the option to acquire a 90% undivided right title and interest in one mineral claim located in the Lillooet Mining Division of British Columbia, Canada. In order to exercise the option, we must

     a)   pay $2,500 to Wells by March 31, 2005 (paid);
     b) incur $5,000 in exploration expenditures on the Cade claim by December 31, 2005 (expended); and
     c) incur an additional $10,000 in expenditures on the Cade claim by December 31, 2007

It is anticipated we will be able to meet half of the $10,000 expenditure requirement by December 31, 2007 from existing cash and require additional funding for the remaining $5,000. The additional funding may be through equity financing, the sale of stock or loans from our director. At this time we have no agreements for this funding.

DESCRIPTION, LOCATION AND ACCESS

The Cade claim is located south of Lillooet River approximately 25 kilometres west northwest of Pemberton in southwestern British Columbia. It lies just off a paved highway immediately south of the Pemberton Meadows on Lillooet River, in British Columbia's southern Coast Mountains. The property is approximately 115 kilometres north of Vancouver. It can be accessed by two wheel drive vehicle in about three hours from Vancouver via the Sea-to-Sky Highway 99: north along Howe Sound from Vancouver's North Shore to Squamish, and then through the winter resort town of Whistler to Pemberton. Pemberton is a fully-serviced community of some 3,000 people and through which the BC Rail mainline runs as does major power transmission. Local access to the property for the first three phases of exploration is only practical via helicopter, but a year-round helicopter base in nearby Pemberton is only 15 minutes flight-time away. Following an upgrade of the existing road to the property, it will be accessible by four-wheel drive vehicle.

Every time that we conduct exploration on the Cade property during the phase one and two exploration programs, we will incur $1,000 in helicopter costs in order to gain access to it. We have included this cost in our exploration budgets. This will not have an impact on the frequency of our exploration phases. During the initial exploration phases the use of a helicopter is the most practical and convenient mode of transportation. We will use a helicopter to gain access to the property for the phase one, two and three exploration programs. This will cost us a total of $3,000.

It is not unusual in the mineral exploration sector to use a helicopter to access mineral claims during the initial phases of exploration if a property is not readily accessible by road. The geologist who prepared the technical report on the Cade property, Mr. George Nicholson, confirms that this occurs frequently in remote areas. If drilling of the property is justified, then it is necessary to build or upgrade an existing road to the property in order to transport heavy equipment.

Future exploration phases beyond phase three will require drilling and the use of heavy equipment. Accordingly, we will then need to upgrade the road to the Cade property at an approximate cost of $10,000. Once this is complete, we will access the property by four-wheel drive vehicle. Once it has been determined that there are economic reserves a mine road would be installed for greater access to the property. This would cost us an additional $20,000 to $25,000.

Lillooet River is at an elevation of about 850 feet, and the ridge tops and peaks near the east side of the property are in excess of 7,000 feet, so the intervening slopes are commonly steep. Lower slopes heavily forested and mantled by thick glacial drift, although local cliffs and creek canyons afford good rock exposure. On the higher slopes, the tree line varies in elevation from about 5,000 to 6,000 feet, and bedrock exposure is generally excellent.

The vegetation of the Cade claim is typical rain forest found in the coastal-interior ranges of British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical with salal, devil's club and assorted berry bushes. Climate is subtly changed from the lower mainland area with longer, colder winters and warmer summers. The most snow observed on the tops of the hills was four meters in late January. We will have access to the claims for exploration from approximately April to November each year.

TITLE TO THE CADE CLAIM

The Cade property consists of one mineral claim comprising 500 hectares. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Cade claim is registered in the name of Gillian Wells. She has provided us with an absolute bill of sale with respect to the property, with which we can register a 90% interest in our name following the exercise of the option. If we fail to exercise the option, we must return the absolute bill of sale to her and we will not own any interest in the property.

Because title to the Cade claim is not registered in our name, we may incur significant legal expenses if prior to us exercising the option, Ms. Wells becomes bankrupt or transfers the claims to a third party without our knowledge.

Claim details are as follows:

          Claim Name        Record Number        Expiry Date
          ----------        -------------        -----------
             Cade              414552          August 18, 2007

The claim was created on August 28, 2004 and is in good standing until August 28, 2007. This means that the claim will expire on August 28, 2007 unless we complete at least $200 worth of exploration work on the claim by that date. If this required exploration work is incurred, then the deadline is extended to August 28, 2008. In subsequent years, we must spend at least an additional $200 on the claim to extend the expiry date by one year.

MINERALIZATION

The area of the Cade claim is mapped as being underlain by Cretaceous - Jurassic Age plutonic rocks, that is, rocks that vary from 65 to 206 million years old. Plutonic rocks are created when a mass of molten rock cools below the earth's surface. Volcanic boulders containing sulphides were located in drainages south of the claim probably represent rock types on the claim. Sulphides are compounds containing sulphur and one additional element, which are often associated with valuable mineralization.

EXPLORATION HISTORY

The Cade clam was staked following initial field investigations that discovered mineralized boulders down slope from the property. Several unexplained stream sediment anomalies are also present throughout the drainages in the area of the claim. Extensive research uncovered no previous property-scale work that had been done in the immediate area of the claim. There is no assurance that a commercially viable mineral deposit exists on the Cade property

GEOLOGICAL REPORT

We retained Mr. George Nicholson, a professional geologist, to complete an evaluation of the Cade claim and to prepare a geology report on the claim.

Mr. Nicholson is a professional geologist who graduated from the University of British Columbia with a bachelor's degree in geology in 1986. Since his graduation, Mr. Nicholson has been continuously employed as a geologist. He is a member of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Royal Geographic Society.

Based on his review, Mr. Nicholson concludes that the Cade claim warrants further exploration due to the geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. Nicholson recommends an initial exploration program consisting of three phases. The first phase would consist of geological mapping, prospecting and geochemical sampling. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

We commenced and completed the phase one program in August 2005. The first phase cost us $5,000 as described below.

BUDGET - PHASE I

         Geologist             3 day @ $400/day                         $ 1,200
         Geotechnician         3 days @ $350/day                        $ 1,050
         Equipment rental      1 x 4 wheeldrive vehicle                 $   300
                               Fuel, Food, Field Supplies               $   400
                               Assays 20 @ $20 each                     $   400
                               Helicopter 1 hour @ $1,000               $ 1,000
                               Report                                   $   500
                               Filing Fees                              $   150
                                                                        -------
         TOTAL                                                          $ 5,000
                                                                        =======

During the Phase I exploration program, 14 soil samples and six rock samples were taken and assayed for mineral content. These were all grab samples, that is, soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. The grab samples that were assayed during the phase one exploration program indicated that several areas of the property contain moderate to high levels of copper, zinc and silver mineralization. These areas will be the focus of follow up exploration to determine how far this surface mineral extends and whether it continues below the surface of these property areas.

The initial part of the second phase of exploration, which was completed in the autumn of 2005, consisted of a follow-up of the initial stage geological mapping and included detailed geology. This exploration focused on areas of the property that we identified in phase one as containing potential mineralization. We gathered additional rock samples from the property surface from these areas. Our consulting geologist will determine whether there is a geological explanation to explain the patterns of mineralization found on the property following the completion of the phase.

The third phase of exploration will consist of an airborne electromagnetic survey of the Cade claim, followed by additional sampling of prospective areas. The first part of this program involves attaching equipment to a helicopter that is flown above the property surface. This equipment measures whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration. The activities that are involved in this part of the exploration program are the retention of the helicopter company, the affixation of the electromagnetic equipment to the helicopter and the flight of the helicopter over the property surface. This process will take approximately one week and will cost $10,000. The data from the equipment is then compiled and analyzed by the consulting geologist. The cost of this analysis is $5,000.

Based on the results from the electromagnetic survey, the consulting geologist will then gather additional rock and soil samples for analysis on property areas that relate to the high electromagnetic results. This involves identifying and marking sample areas of the property, placing rock and soil into sample bags, transporting the samples to an assay laboratory and having the laboratory analyze the samples for mineral content. The geologist then reviews these results and prepares a report for us summarizing the results of the entire Phase III program and recommending any further exploration work that is warranted. The cost of this part of the exploration phase consists of $20,000 for the geologist and $5,000 for assay costs.

BUDGET - PHASE III

          Airborne EM Survey                    $15,000
          Follow-up geological surveys          $25,000
                                                -------
                                                $40,000
                                                =======

However, we expect that we will need to raise additional financing to cover the costs of the phase three program through the sale of our common stock, although we currently do not have any specific financing arranged. Once we have received the results of the Phase III surveys, we would then have our consulting geologist make recommendations for future exploration phases to commence in the summer 2007 when weather conditions permit.

Future exploration phases beyond phase three will require drilling and the use of heavy equipment. Accordingly, we will then need to upgrade the road to the Cade property at an approximate cost of $10,000. Once this is complete, we will access the property by four-wheel drive vehicle. Once it has been determined that there are economic reserves a mine road, accessible to 2 wheel drive vehicles, would be installed for greater access to the property. We estimate this would cost us an additional $20,000 to $25,000, based on the verbal estimates of management's colleagues in the mining field. We are unable to assure you we will be able to raise the funds necessary for any future exploration or improvements.

There is the possibility that the Cade claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying any mineral deposits we will be required to expend substantial funds on further drilling and engineering studies before we proceed. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found. If no commercially viable mineral deposit exists on the Cade claim we may consider acquiring interests in additional mineral properties in the future, though we do not have any current plans to do so.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Cade claim, we will not have to seek any government approvals prior to conducting exploration, as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy, Mines and Petroleum Resources (BCDM).

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;
     -    Dust generation will have to be minimal or otherwise re-mediated;
     - Dumping of material on the surface will have to be re-contoured and re-vegetated;
     - An assessment of all material to be left on the surface will need to be environmentally benign;
     -    Ground water will have to be monitored for any potential contaminants;
     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

With respect to the mechanized trenching or drilling - a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the British Columbia Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained. There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00).

EMPLOYEES

We have no employees as of the date of this annual report other than our sole director.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Cade claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Cade claim. While we have sufficient funds to conduct a portion of proposed exploration, we will need additional funds to complete all proposed exploration and to exercise the option to purchase the Cade claim under the option agreement.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Cade claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 17, 2004 and to date have been involved primarily in organizational activities, the acquisition of an interest in the Cade claim and preliminary exploration on the property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Cade property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Cade claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the periods ended March 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE CADE CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION UNLESS WE RECEIVE ADDITIONAL FUNDS, OF WHICH THERE IS NO GUARANTEE.

The Cade claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Cade claim into commercial production. We may not be able to obtain such financing.

BECAUSE OUR SOLE DIRECTOR OWNS 54.15% OF OUR OUTSTANDING COMMON STOCK, HE COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our director owns approximately 54.15% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Richard Novis, intends to devote approximately 15% of his business time, or approximately six hours per week, providing his services to us. While Mr. Novis presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Novis from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE OUR SOLE DIRECTOR HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We have the option to acquire a 90% interest in the Cade mineral claim. We do not own any real property interest in the Cade claim or any other property.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol "NXPN". However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on February 12, 2007.

We have 30 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or
     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two and phase three exploration programs on the Cade claim consisting of a geological mapping, prospecting, detailed geology and geochemical sampling, as well as an electromagnetic survey. The balance of the phase two program will cost approximately $3,000 and was commenced in September 2006. The phase three exploration program will cost approximately $40,000 The phase three exploration program should take approximately two months to complete.

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

BUDGET - PHASE III

          Airborne EM Survey                    $15,000
          Follow-up geological surveys          $25,000
                                                -------
                                                $40,000
                                                =======

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

Total expenditures over the next 12 months are therefore expected to be $58,000.

While we have enough funds to cover some of our anticipated administrative expenses, we will require additional funding in order to cover additional exploration on the Cade claim and the balance of our operating costs. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2007

We did not earn any revenues during the fiscal year ended March 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Cartan mineral claim, which is doubtful. We can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $8,508 in the fiscal year ended March 31, 2007 as compared to expenses of $13,201 in fiscal 2006. These operating expenses were comprised entirely of administrative expenses. At March 31, 2007, our assets consisted of $7,543 in cash. At the same date, our liabilities consisted of accounts payable of $1,580.

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

ITEM 7: FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
                371 E STREET, CHULA VISTA, CALIFORNIA 91910-2615
         TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480
                          E-MAIL changgpark@gmail.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern Explorations, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Northern Explorations, Ltd. (the exploration stage "Company") as of March 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period from November 17, 2004 (inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northern Explorations, Ltd. as of March 31, 2006, and for the period from November 17, 2004 (inception) to March 31, 2006 were audited by other auditors whose report dated May 25, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Explorations, Ltd. as of March 31, 2007, and the results of its operation and its cash flows for the year then ended and the period of November 17, 2004 (inception) to March 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------
CHANG G. PARK, CPA

May 14 2007
San Diego, CA. 91910

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          March 31,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  7,543           $ 14,646
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  7,543             14,646
                                                                   --------           --------

       TOTAL ASSETS                                                $  7,543           $ 14,646
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,580           $    175
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,580                175

TOTAL LIABILITIES                                                     1,580                175

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,540,000 shares issued and outstanding
   as of March 31, 2007 and 2006)                                     5,540              5,540
  Additional paid-in capital                                         26,460             26,460
  Deficit accumulated during exploration stage                      (26,037)           (17,529)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            5,963             14,471
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  7,543           $ 14,646
                                                                   ========           ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                       November 17, 2004
                                                Year                  Year                (inception)
                                                Ended                 Ended                through
                                               March 31,             March 31,             March 31,
                                                 2007                  2006                  2007
                                              -----------           -----------           -----------
REVENUES
  Revenues                                    $        --           $        --           $        --
                                              -----------           -----------           -----------
TOTAL REVENUES                                         --                    --                    --

OPERATING COSTS
  Administrative Expenses                           8,508                13,201                26,037
                                              -----------           -----------           -----------
TOTAL OPERATING COSTS                               8,508                13,201                26,037
                                              -----------           -----------           -----------

NET INCOME (LOSS)                             $    (8,508)          $   (13,201)          $   (26,037)
                                              ===========           ===========           ===========

BASIC AND DILUTED EARNINGS PER SHARE          $      0.00           $      0.00
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      5,540,000             5,540,000
                                              ===========           ===========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From November 17, 2004 (Inception) through March 31, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                   Common      Additional      During
                                                   Common          Stock        Paid-in      Exploration
                                                   Stock           Amount       Capital         Stage         Total
                                                   -----           ------       -------         -----         -----
BALANCE, NOVEMBER 17, 2004                              --       $     --       $    --      $     --       $     --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                              3,000,000          3,000                                      3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                               2,500,000          2,500        22,500                       25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                                  40,000             40         3,960                        4,000

Net loss,  March 31, 2005                                                                      (4,328)        (4,328)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2005                          5,540,000          5,540        26,460        (4,328)        27,672
                                                ----------       --------       -------      --------       --------
Net loss, March 31, 2006                                                                      (13,201)       (13,201)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2006                          5,540,000          5,540        26,460       (17,529)        14,471
                                                ----------       --------       -------      --------       --------
Net loss, March 31, 2007                                                                       (8,508)        (8,508)
                                                ----------       --------       -------      --------       --------
BALANCE, MARCH 31, 2007                          5,540,000       $  5,540       $26,460      $(26,037)      $  5,963
                                                ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                                               November 17, 2004
                                                                   Year            Year          (inception)
                                                                   Ended           Ended           through
                                                                  March 31,       March 31,       March 31,
                                                                    2007            2006            2007
                                                                  --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,508)       $(13,201)       $(26,037)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                          1,405             175           1,580
                                                                  --------        --------        --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,103)        (13,026)        (24,457)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              --           5,540
  Additional paid-in capital                                            --              --          26,460
                                                                  --------        --------        --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              --          32,000
                                                                  --------        --------        --------

NET INCREASE (DECREASE) IN CASH                                     (7,103)        (13,026)          7,543

CASH AT BEGINNING OF PERIOD                                         14,646          27,672              --
                                                                  --------        --------        --------

CASH AT END OF PERIOD                                             $  7,543        $ 14,646        $  7,543
                                                                  ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --        $     --        $     --
                                                                  ========        ========        ========
  Income Taxes                                                    $     --        $     --        $     --
                                                                  ========        ========        ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2007
                            (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $26,037 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2007
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2007
                            (Stated in U.S. Dollars)


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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $26,037 during the period from November 17, 2004 (inception) to March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2007
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2007
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (continued)

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At March 31, 2007, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $26,037, which expire in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss              $ 26,037
     Statutory tax rate                    34%
                                     --------
     Deferred tax asset              $  8,853
     Valuation allowance               (8,853)
                                     --------

     Net deferred tax asset          $     --
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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and her age as of the date of this annual report is as follows:

Name of Director                 Age
----------------                 ---
Richard Novis                    56

EXECUTIVE OFFICER:

Name of Officer                  Age                 Office
---------------                  ---                 ------
Richard Novis                    56             President, CEO Secretary,
                                                Treasurer, and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

MR. RICHARD NOVIS has acted as our president, secretary, treasurer, chief executive officer and as a director since our incorporation on November 17, 2004. Mr. Novis is a graduate of the Burnaby based British Columbia Institute of Technology where he earned a diploma in financial administration. He also completed additional courses in economics, marketing and human resources at the University of British Columbia in Vancouver and Simon Fraser University in Burnaby. From 1999 to present, Mr. Novis has acted as manager of 416398 B.C. Ltd dba Micro Cap et al, a private Vancouver, British Columbia based business involved in providing marketing, promotion and investor relations services to private and reporting companies. These services involve preparing promotional and investor relations materials, introducing clients to potential underwriters and financiers, and communicating with investment dealers, advisers and shareholders to increase awareness of and interest in the client companies,

From July 2004 to present, he has also acted as president, secretary, treasurer and a director of International Oil & Gas Inc., a United States company involved in oil and gas exploration.

Mr. Novis does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Novis intends to devote approximately 15% of his business time, or approximately seven hours per week, to our affairs.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officer and director described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                      Number    Transactions     Known Failures
                                      Of late    Not Timely        To File a
Name and principal position           Reports     Reported        Required Form
---------------------------           -------     --------        -------------
Richard Novis                           0            1                  1
(President CEO and director)

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended March 31, 2007 and March 31, 2006

                               ANNUAL COMPENSATION

                                                                                  Nonqualified
Name and                                                           Non-Equity       Deferred
Principal                                   Stock      Option    Incentive Plan   Compensation      All Other
Position         Year     Salary   Bonus    Awards     Awards     Compensation     on Earnings     Compensation    Total
--------         ----     ------   -----    ------     ------     ------------     -----------     ------------    -----
Richard Novis    2007       $0      $0       None       None          None             None            None          $0
(President)      2006       $0      $0       None       None          None             None            None          $0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Novis. We do not pay him any amount for acting as a director.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                       Amount of
                           Name and Address            Beneficial     Percent of
Title of Class           of Beneficial Owner           Ownership        Class
--------------           -------------------           ---------        -----
Common stock       Richard Novis
                   470 Granville Street, Suite 1120
                   Vancouver, B.C., V6C 1V5            3,000,000        54.15%

Common stock       All officers and directors as a
                   group consisting of one person      3,000,000        54.15%

The percent of class is based on 5,540,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any of our directors or officers;
     *    Any person proposed as a nominee for election as a director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     *    Our promoter, Richard Novis; or
     *    Any member of the immediate family of any of the foregoing persons.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

     Exhibit
     Number                             Description
     ------                             -----------
      3.1*       Articles of Incorporation
      3.2*       Bylaws
      5.1*       Legal opinion of Joseph I. Emas, with consent to use
     10.1*       Mineral property option agreement dated January 4, 2005
     23.2*       Consent of George Nicholson, professional geologist, with
                 consent to use
     31.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.1*       Location map

----------
* filed as an exhibit to our registration statement on Form SB-2 dated May 19, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Chang G. Park, CPA, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                              Fiscal year ended        Fiscal year ended
                                March 31, 2007           March 31, 2006
                                --------------           --------------
     Audit fees                    $3,750                   $2,000
     Audit-related fees              Nil                      Nil
     Tax fees                        Nil                      Nil
     All other fees                  Nil                      Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Explorations Ltd.


By /s/ Richard Novis
  --------------------------------------
  Richard Novis
  President, CEO & Director
  Date: July 1, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Richard Novis
  --------------------------------------
  Richard Novis
  Secretary, Treasurer, Director and CFO
  Date: July 1, 2007