Form 10QSB
period 2007-09-30
Northern Explorations Ltd.
filed 2007-11-09
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended September 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _______________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,540,000 shares of common stock with a par value of $0.001 par value per share as of November 9, 2007.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        March 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    484           $  7,543
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    484              7,543
                                                                   --------           --------

      TOTAL ASSETS                                                 $    484           $  7,543
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    200           $  1,580
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200              1,580

      TOTAL LIABILITIES                                                 200              1,580

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,540,000 shares issued and outstanding
   as of June 30, 2006 and March 31, 2006)                            5,540              5,540
  Additional paid-in capital                                         26,460             26,460
  Deficit accumulated during exploration stage                      (31,716)           (26,037)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              284              5,963
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    484           $  7,543
                                                                   ========           ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   November 17, 2004
                                Six Months       Three Months      Six Months      Three Months      (inception)
                                  Ended             Ended            Ended            Ended            through
                               September 30,     September 30,    September 30,    September 30,     September 30,
                                   2007              2007             2006             2006              2007
                                ----------        ----------       ----------       ----------        ----------
REVENUES
  Revenues                      $       --        $       --       $       --       $       --        $       --
                                ----------        ----------       ----------       ----------        ----------
TOTAL REVENUES                          --                --               --               --                --

OPERATING COSTS
  Administrative Expenses            5,679             2,231            5,362            1,987            31,716
                                ----------        ----------       ----------       ----------        ----------
TOTAL OPERATING COSTS                5,679             2,231            5,362            1,987            31,716
                                ----------        ----------       ----------       ----------        ----------

NET INCOME (LOSS)               $   (5,679)       $   (2,231)      $   (5,362)      $   (1,987)       $  (31,716)
                                ==========        ==========       ==========       ==========        ==========

BASIC EARNINGS PER SHARE        $     0.00        $     0.00       $     0.00       $     0.00
                                ==========        ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       5,540,000         5,540,000        5,540,000        5,540,000
                                ==========        ==========       ==========       ==========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From November 17, 2004 (Inception) through September 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                  Common      Additional      During
                                                   Common         Stock        Paid-in      Exploration
                                                   Stock          Amount       Capital         Stage          Total
                                                   -----          ------       -------         -----          -----
BALANCE, NOVEMBER 17, 2004                              --       $    --       $     --      $      --       $     --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                              3,000,000         3,000                                        3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                               2,500,000         2,500         22,500                        25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                                  40,000            40          3,960                         4,000

Net loss,  March 31, 2005                                                                       (4,328)        (4,328)
                                                ----------       -------       --------      ---------       --------
BALANCE, MARCH 31, 2005                          5,540,000         5,540         26,460         (4,328)        27,672
                                                ----------       -------       --------      ---------       --------
Net loss, March 31, 2006                                                                       (13,201)       (13,201)
                                                ----------       -------       --------      ---------       --------
BALANCE, MARCH 31, 2006                          5,540,000         5,540         26,460        (17,529)        14,471
                                                ----------       -------       --------      ---------       --------
Net loss, March 31, 2007                                                                        (8,508)        (8,508)
                                                ----------       -------       --------      ---------       --------
BALANCE, MARCH 31, 2007                          5,540,000         5,540         26,460        (26,037)         5,963
                                                ----------       -------       --------      ---------       --------
Net loss,  June 30, 2007                                                                        (3,448)        (3,448)
                                                ----------       -------       --------      ---------       --------
BALANCE, JUNE 30, 2007                           5,540,000         5,540         26,460        (29,485)         2,515
                                                ----------       -------       --------      ---------       --------
Net loss, September 30, 2007                                                                    (2,231)        (2,231)
                                                ----------       -------       --------      ---------       --------
BALANCE, SEPTEMBER 30, 2007                      5,540,000       $ 5,540       $ 26,460      $ (31,716)      $    284
                                                ==========       =======       ========      =========       ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                            November 17, 2004
                                               Six Months     Three Months     Six Months     Three Months     (inception)
                                                 Ended           Ended           Ended           Ended           through
                                              September 30,   September 30,   September 30,   September 30,    September 30,
                                                  2007            2007            2006            2006             2007
                                                --------        --------        --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (5,679)       $ (2,231)       $ (5,362)       $ (1,987)        $(31,716)

  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable      (1,380)         (4,730)          1,175          (1,750)             200
                                                --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                   (7,059)         (6,961)         (4,187)         (3,737)         (31,516)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                       --              --              --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                            --              --              --              --            5,540
  Additional paid-in capital                          --              --              --              --           26,460
                                                --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       --              --              --              --           32,000
                                                --------        --------        --------        --------         --------

NET INCREASE (DECREASE) IN CASH                   (7,059)         (6,961)         (4,187)         (3,737)             484

CASH AT BEGINNING OF PERIOD                        7,543           7,445          14,646          14,196               --
                                                --------        --------        --------        --------         --------
CASH AT END OF PERIOD                           $    484        $    484        $ 10,459        $ 10,459         $    484
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
                                                ========        ========        ========        ========         ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,716 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $31,716 during the period from November 17, 2004 (inception) to September 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (continued)

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At September 30, 2007, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $31,716, which expire in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss              $ 31,716
     Statutory tax rate                    34%
                                     --------
     Deferred tax asset              $ 10,783
     Valuation allowance              (10,783)
                                     --------

     Net deferred tax asset          $     --
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

ITEM 2. PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two and phase three exploration programs on the Cade claim consisting of a geological mapping, prospecting, detailed geology and geochemical sampling, as well as an electromagnetic survey. The balance of the phase two program will cost approximately $3,000, for a total of $9,000. The phase three exploration program will cost approximately $40,000. The phase three exploration program should take approximately two months to complete. Our option agreement respecting the Cade property requires us to incur at least $10,000 in additional exploration expenditures on the claim by December 31, 2007, failing which, we will lose our interest in and to the property. In order to complete further exploration on Cade property, we will need to raise additional funds, of which there is no guarantee.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2007

We did not earn any revenues during the six-month period ended September 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Cade claim, which is doubtful.

We incurred operating expenses in the amount of $5,679 for the six-month period ended September 30, 2007. These operating expenses were comprised entirely of administrative expenses. At September 30, 2007, we had total assets of $484, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $200.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was conducted by Richard Novis, our chief executive officer and our principal accounting officer.

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

                           PART II - OTHER INFORMATION

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

November 9, 2007

Northern Explorations Ltd.


/s/ Richard Novis
------------------------------
Richard Novis, President