Form 10QSB
period 2007-12-31
Northern Explorations Ltd.
filed 2008-02-13
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ____________ to ____________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,540,000 shares of common stock with a par value of $0.001 par value per share as of February 4, 2008.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                    As of              As of
                                                                  December 31,        March 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    805           $  7,543
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    805              7,543
                                                                   --------           --------

      TOTAL ASSETS                                                 $    805           $  7,543
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,168           $  1,580
  Loan from related party                                             3,000                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             4,168              1,580

      TOTAL LIABILITIES                                               4,168              1,580

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,540,000 shares issued and outstanding
   as of December 31, 2007 and March 31, 2007)                        5,540              5,540
  Additional paid-in capital                                         26,460             26,460
  Deficit accumulated during exploration stage                      (35,363)           (26,037)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (3,363)             5,963
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    805           $  7,543
                                                                   ========           ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 November 17, 2004
                                Nine Months     Three Months      Nine Months     Three Months     (inception)
                                  Ended            Ended            Ended            Ended           through
                                December 31,     December 31,     December 31,     December 31,     December 31,
                                   2007             2007             2006             2006             2007
                                ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                      $       --       $       --       $       --       $       --       $       --
                                ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                          --               --               --               --               --

OPERATING COSTS
  Administrative Expenses            9,326            3,647            6,486            1,124           35,363
                                ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                9,326            3,647            6,486            1,124           35,363
                                ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)               $   (9,326)      $   (3,647)      $   (6,486)      $   (1,124)      $  (35,363)
                                ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE        $     0.00       $     0.00       $     0.00       $     0.00
                                ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       5,540,000        5,540,000        5,540,000        5,540,000
                                ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
        Statement of Changes in Stockholders' Equity (Deficit)(Unaudited)
         From November 17, 2004 (Inception) through September 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                  Common      Additional      During
                                                   Common         Stock        Paid-in      Exploration
                                                   Stock          Amount       Capital         Stage          Total
                                                   -----          ------       -------         -----          -----
BALANCE, NOVEMBER 17, 2004                              --       $    --       $     --      $      --       $     --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                              3,000,000         3,000                                        3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                               2,500,000         2,500         22,500                        25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                                  40,000            40          3,960                         4,000

Net loss,  March 31, 2005                                                                       (4,328)        (4,328)
                                                ----------       -------       --------      ---------       --------

BALANCE, MARCH 31, 2005                          5,540,000         5,540         26,460         (4,328)        27,672
                                                ----------       -------       --------      ---------       --------
Net loss, March 31, 2006                                                                       (13,201)       (13,201)
                                                ----------       -------       --------      ---------       --------

BALANCE, MARCH 31, 2006                          5,540,000         5,540         26,460        (17,529)        14,471
                                                ----------       -------       --------      ---------       --------
Net loss, March 31, 2007                                                                        (8,508)        (8,508)
                                                ----------       -------       --------      ---------       --------

BALANCE, MARCH 31, 2007                          5,540,000         5,540         26,460        (26,037)         5,963
                                                ----------       -------       --------      ---------       --------
Net loss, December 31, 2007                                                                     (9,326)        (9,326)
                                                ----------       -------       --------      ---------       --------

BALANCE, DECEMBER 31, 2007                       5,540,000       $ 5,540       $ 26,460      $ (35,363)      $ (3,363)
                                                ==========       =======       ========      =========       ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                           November 17, 2004
                                                 Nine Months   Three Months    Nine Months   Three Months     (inception)
                                                   Ended          Ended          Ended          Ended           through
                                                 December 31,   December 31,   December 31,   December 31,    December 31,
                                                    2007           2007           2006           2006            2007
                                                  --------       --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (9,326)      $ (3,647)      $ (6,486)      $ (1,124)       $(35,363)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable           (412)           968             30         (1,145)          1,168
                                                  --------       --------       --------       --------        --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                         (9,738)        (2,679)        (6,456)        (2,269)        (34,195)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                             --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related party                            3,000          3,000          3,000
  Issuance of common stock                              --             --             --             --           5,540
  Additional paid-in capital                            --             --             --             --          26,460
                                                  --------       --------       --------       --------        --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                          3,000          3,000             --             --          35,000
                                                  --------       --------       --------       --------        --------

NET INCREASE (DECREASE) IN CASH                     (6,738)           321         (6,456)        (2,269)            805

CASH AT BEGINNING OF PERIOD                          7,543            484         14,646         10,459              --
                                                  --------       --------       --------       --------        --------

CASH AT END OF PERIOD                             $    805       $    805       $  8,190       $  8,190        $    805
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
                                                  ========       ========       ========       ========        ========

                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 17, 2004, and its year-end is March 31st. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. During the period ended December 31, 2007, the Company held an option to acquire a 90% interest in the Cade mineral claim located in Lillooet Mining Division of British Columbia. On December 31, 2007, the Company's interest in the Cade property lapsed due to their inability to incur minimum exploration expenditures on the claim as required by the terms of the option agreement. The Company is currently reviewing other potential acquisitions in the resource sector. They are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. However, there is no guarantee that they will be able to reach any agreement to acquire such assets.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $35,363 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A) USE OF ESTIMATES AND ASSUMPTIONS

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B) FINANCIAL INSTRUMENTS

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

C) ENVIRONMENTAL COSTS

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

D) INCOME TAXES

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

E) BASIC AND DILUTED NET LOSS PER SHARE

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

G) CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

H) NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $35,363 during the period from November 17, 2004 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


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

On December 31, 2007, the Company's interest in the Cade property lapsed due to their inability to incur minimum exploration expenditures on the claim as required by the terms of the option agreement.

NOTE 5. SHARE CAPITAL

On December 7, 2004, the Company sold 3,000,000 shares of its common stock at $0.001 per share. On December 22, 2004, the Company sold 2,500,000 shares of its common stock at $0.01 per share. On January 17, 2005, the Company sold 40,000 shares of its common stock at $0.10 per share.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (CONTINUED)

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At December 31, 2007, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $35,363, which expire in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss                $ 35,363
     Statutory tax rate                      34%
                                       --------
     Deferred tax asset                $ 12,023
     Valuation allowance                (12,023)
                                       --------

     Net deferred tax asset            $     --
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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                          December 31, 2007 (Unaudited)
                            (Stated in U.S. Dollars)


NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended December 31, 2007 Richard Novis, the director and principal shareholder of the company, advanced the company funds in the amount of $3,000. The balance is unsecured and interest free with no specified terms of repayment.

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

ITEM 2. PLAN OF OPERATION

We commenced operations as a company involved in the acquisition and exploration of resource properties. During the period ended December 31, 2007, we held an option to acquire a 90% interest in the Cade mineral claim located in Lillooet Mining Division of British Columbia. On December 31, 2007, our interest in the Cade property lapsed due to our inability to incur minimum exploration expenditures on the claim as required by the terms of the option agreement.

We are currently reviewing other potential acquisitions in the resource sector. We are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

In the next twelve months, we anticipate spending approximately $15,000 on the review of various potential asset acquisitions, as well as an additional $15,000 on administrative fees, including fees we will incur in complying with reporting obligations.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2007

We did not earn any revenues during the nine-month period ended December 31, 2007. We incurred operating expenses in the amount of $3,647 for the nine-month period. These operating expenses were comprised of professional fees of $3,576 and bank fees of $71. At December 31, 2007, we had total assets of $805, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable of $1,168 and a shareholder loan from our director of $3,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Richard Novis, our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon his evaluation of our controls, Richard Novis, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

February 13, 2008

Northern Explorations Ltd.


/s/ Richard Novis
------------------------------
Richard Novis, President