Form 10KSB
period 2008-03-31
Northern Explorations Ltd.
filed 2008-06-24
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-125068

                           Northern Explorations Ltd.
                 (Name of small business issuer in its charter)

             Nevada                                         n/a
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                        470 Granville Street, Suite 1120
                   Vancouver, British Columbia, Canada V6C 1V5
                    (Address of principal executive offices)

                                 (604) 713-8012
                          (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. June 1, 2008: $ -0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                      Outstanding as of June 1, 2008
       -----                                      ------------------------------
Common Stock, $0.001                                          5,540,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           NORTHERN EXPLORATIONS LTD.

                                   Form 10-KSB

Part I.
Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           15

Item 3.     Legal Proceedings                                                 16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Part II.
Item 5.     Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities          16

Item 6.     Management's Discussion and Analysis and Plan of Operation        17

Item 7.     Financial Statements                                              20

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          32

Item 8A.    Controls and Procedures                                           32

Item 8B.    Other Information                                                 32

Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
            Exchange Act                                                      32

Item 10.    Executive Compensation                                            34

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   36

Item 12.    Certain Relationships and Related Transactions and Director
            Independence                                                      36

Item 13.    Exhibits                                                          37

Item 14.    Principal Accountant Fees and Services                            37

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Northern Explorations Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Northern Explorations Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "NORT:OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 317 S.W. Alder Street, 2nd Floor Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in the United States and within North America. During fiscal year ended March 31, 2008, our primary activity and focus was our option to acquire a 90% interest in the Cade mineral claim located in Lillooet Mining Division of British Columbia (the "Cade Mineral Claim"). On December 31, 2007, our interest in the Cade Mineral Claim lapsed due to our inability to incur minimum exploration expenditures on the Cade Mineral Claim as required as discussed below.

As of the date of this Annual Report, we are currently reviewing other potential acquisitions in the natural resource sector. We are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. We anticipate that over the next twelve months, we will incur approximately $15,000 pertaining to the review of various potential asset acquisitions as well as an additional $15,000 on administrative fees. The administrative fees to be incurred will relate to compliance with reporting obligations.

In the event we locate a viable prospect and consummate acquisition of an interest, we will conduct mineral property exploration. Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete our proposed exploration programs on a prospective mineral property claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. There can be no assurance that an economic mineral deposit would exist on the claim until appropriate exploration work is completed. See "New Lease Acquisition and Development."

CADE MINERAL CLAIM

On January 4, 2005, we entered into a mineral property option agreement (the "Option") with Ms. Gillian Wells ("Wells") of Tsawassen, British Columbia, whereby Wells granted us the option to acquire a 90% undivided right title and interest in the Cade Mineral Claim located in the Lillooet Mining Division of British Columbia, Canada. In order to exercise the Option, we were required to:
(i) pay $2,500 to Wells by March 31, 2005, which was paid; (ii) incur $5,000 in exploration expenditures on the Cade Mineral Claim by December 31, 2005, which were expended; and (iii) incur an additional $10,000 in expenditures on the Cade Mineral Claim by December 31, 2007. We were unable to meet the last expenditure requirement. Therefore, in accordance with the terms and provisions of the Option, Ms. Wells provided us with written notice of the default. We failed to cure the default during the notice period.

NEW LEASE ACQUISITION AND DEVELOPMENT

If mineral quality and quantities are not deemed sufficient from work to be conducted on our potential leases during the first six months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

     * Site preparation for entry including roadway upgrade and operations site, design, review, and finalize testing procedures, arrange equipment required.
     *    Run test tools,
     * If mineral content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets.

We will require additional funding to implement our proposed future business activities. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration mineral companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to Canadian or U.S. federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date.
Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any person on a full-time or on a part-time basis. Richard Novis is our President and Chief Executive Officer. He is primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to commence any future exploration activities and assess the commercial viability of those precious metal and mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties when acquired will be in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Future properties will in all probability not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we will establish will contain reserves. Those properties would be in the exploration stage as opposed to the development stage and would have no known body of economic mineralization. The known mineralization at these projects would have yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on precious metal and mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our future properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

OUR EXPLORATION ACTIVITIES ON MINERAL PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

     *    identification  of  potential   mineralization  based  on  superficial
          analysis;
     *    availability of government-granted exploration permits;
     *    the quality of management and geological and technical expertise; and
     *    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

OUR  BUSINESS  IS  DIFFICULT  TO  EVALUATE  BECAUSE WE HAVE A LIMITED  OPERATING
HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was November 17, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we forfeited our only primary minerals exploration prospect with limited experience in early stage exploration efforts.

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $39,830 from November 17, 2004 (inception) to March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $39,830. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

FUTURE PARTICIPATION IN AN INCREASED NUMBER OF MINERALS EXPLORATION PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal year ended March 31, 2008 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE PRECIOUS METALS AND MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

WE ARE RELATIVELY A NEW ENTRANT INTO THE PRECIOUS METALS AND MINERALS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and attempting to acquire and develop a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if gold or other precious metals or other minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions;
(xi)  unavailability  of  materials  and  equipment;  and (xii) the  failure  of equipment or processes to operate in accordance with specifications or expectations.

THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved minerals reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

MINERAL MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of certain minerals are found on any lease owned by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

MINERALS EXPLORATION AND DEVELOPMENT AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Richard Novis, our President/Chief
Executive Officer and sole director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if our officer was to die. The loss of service of this employee could therefore significantly and adversely affect our operations.

OUR OFFICER AND DIRECTOR MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officer and director serves only part time and is subject to conflicts of interest. He devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director may be subject to conflicts of interest.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

When our shares commence trading, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS COULD CAUSE A REDUCTION IN THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 5,540,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, an aggregate of

2,540,000 shares our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. See "Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

As of the date of this Annual Report, there are no outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. In the event we issue shares of our common stock in private placement offerings or settlement of debt, those shares as issued will be deemed "restricted". Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.


When our shares of common stock commence trading on the OTC Bulletin Board, the trading price may fluctuate significantly. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

OUR DIRECTOR/OFFICER IS OUTSIDE THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST OUR DIRECTOR/OFFICER.

Our sole director and officer is a national and resident of Canada, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 470 Granville Street, Suite 1120, Vancouver, British Columbia V6C 1V5.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended March 31, 2008, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

As of the date of this Annual Report, shares of our common stock have not commenced trading on the OTC Bulletin Board. When trading commences, our shares will trade under the symbol "NORT:OB". The market for our common stock will be limited, and may be volatile.

As of June 1, 2008, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plans as indicated below:

                                                                                                 Number of Securities
                               Number of Securities to be                                      Remaining Available for
                                Issued Upon Exercise of      Weighted-Average Exercise          Future Issuance Under
                                  Outstanding Options,          Price of Outstanding          Equity Compensation Plans
        Plan Category             Warrants and Rights       Options, Warrants and Rights          (excluding column)
        -------------             -------------------       ----------------------------          ------------------
Equity Compensation Plans
Approved by Security Holders
Not Applicable                            -0-                           -0-                               -0-

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2008, we did not issue any stock in private placement offerings or in exchange for our debts or pursuant to contractual agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (November 17, 2004) to year ended March 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

We have incurred losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007.

Our net loss for November 17, 2004 (inception) to fiscal year ended March 31, 2008 was ($39,830) compared to a net loss of ($26,037) for November 17, 2004 (inception) to fiscal year ended March 31, 2007.

We did not generate any revenues during the fiscal years ended March 31, 2008 or 2007. We do not anticipate earning revenues unless we enter into commercial production on a prospective mineral claim. We can provide no assurance that we will discover economic mineralization on any property, or if such minerals are discovered, that we will enter into commercial production.

During fiscal year ended March 31, 2008, we incurred operating expenses in the amount of $39.830 as compared to operating expenses incurred during fiscal year ended March 31, 2007 in the amount of $26,037 (an increase of $13,793. These operating expenses consisted of: (i) mineral property option payments of $3,500 (2007: $3,500); (ii) mineral property exploration expenses of $5,000 (2007:
$5,000); (iii) general and administrative expenses of $2,068 (2007: $1930); (iv) professional fees of $28,660 (2007: $15,187); and bank fees of $602 (2007:
$420).

The operating expenses incurred during fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007 increased primarily due to the increase in professional fees based upon the increased scope of our business activities. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the period November 17, 2004 (inception) to fiscal year ended March 31, 2008 was ($39,830) or ($0.0072) per share compared to a net loss of ($26,037) or ($0.0047) per share during the period November 17, 2004 (inception) to fiscal year ended March 31, 2007. The weighted average number of shares outstanding was 5,540,000 for both periods November 17, 2004 (inception) to fiscal year ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2008

As at fiscal year ended March 31, 2008, our current assets were $270 and our current liabilities were $8,100, which resulted in a working capital deficiency of ($7,830). As at fiscal year ended March 31, 2008, current assets were comprised of $270 in cash. As at fiscal year ended March 31, 2008, current liabilities were comprised of: (i) $6,500 in loan from related party; and (ii) $1,600 in accounts payable.

As at fiscal year ended March 31, 2008, our total assets were $270 comprised of current assets. The decrease in total assets during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the decrease in cash.

As at fiscal year ended March 31, 2008, our total liabilities were $8,100 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the increase in loan from related party. See " - Material Commitments."

Stockholders' deficit decreased from $5,963 for fiscal year ended March 31, 2007 to ($7,830) for fiscal year ended March 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the period from inception (November 17, 2004) to March 31, 2008, net cash flows used in operating activities was ($39,830), consisting primarily of a net loss of ($39,830). An adjustment of $1,600 was made to cash flows relating to accounts payable.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (November 17, 2004) to March 31, 2008, net cash flows from financing activities was $38,500 consisting of $32,000 in issuance of common stock and $6,500 in loan from related party.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of interests in properties; (ii) possible exploration and development initiatives on future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

During inception (November 17, 2004) through March 31, 2008, our officer/director, Richard Novis, loaned us an aggregate of $6,500. This amount, due and owing to Mr. Novis, is unsecured and interest free with no specified terms of repayment.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 and March 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm Dated June 20, 2008.

Balance Sheets as at March 31, 2008 and March 31, 2007.

Statements of Operations For Period From Inception (November 17, 2004) to Fiscal Year Ended March 31, 2008 and For Period From Inception (November 17, 2008) to Fiscal Year Ended March 31, 2007.

Statement of  Stockholders'  Equity for the Period From Inception  (November 17,
2004) to March 31, 2008.

Statements of Cash Flows for the Period From Inception (November 17, 2004) to March 31, 2008.

Notes to Financial Statements.

                           Chang G. Park, CPA, Ph. D.
              * 2667 CAMINO DEL RIO S. SUITE B * CALIFORNIA 92108 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Northern Explorations, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Northern Explorations, Ltd. (the exploration stage "Company") as of March 31, 2008 and 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period from November 17, 2004 (inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Explorations, Ltd. as of March 31, 2008 and 2007, and the results of its operation and its cash flows for the years then ended and the period of November 17, 2004 (inception) to March 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Chang Park
-----------------------------
CHANG G. PARK, CPA

June 20, 2008
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           NORTHERN EXPLORATIONS LTD.
                         (an Exploration Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                As of              As of
                                                               March 31,          March 31,
                                                                 2008               2007
                                                               --------           --------
                                                               (audited)          (audited)
ASSETS

Current Assets
  Cash                                                         $    270           $  7,543
                                                               --------           --------
Total Current Assets                                                270              7,543
                                                               --------           --------

Total Assets                                                        270              7,543
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                                1,600              1,580
  Loan from Related Party                                         6,500                 --

                                                               --------           --------
Total Current liabilities                                         8,100              1,580
                                                               --------           --------

Total Liabilities                                                 8,100              1,580

Stockholders' Equity (deficit)
  Share Capital - Common stock (Note 4)
   Authorized 75,000,000 shares with par value $0.001
  Issued and outstanding 5,540,000 shares                         5,540              5,540
  Additional paid-in capital                                     26,460             26,460
  (Deficit) accumulated during development stage                (39,830)           (26,037)
                                                               --------           --------
Total stockholders' equity (deficit)                             (7,830)             5,963
                                                               --------           --------

Total liabilities and stockholders' equity (deficit)           $    270           $  7,543
                                                               ========           ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS LTD.
                         (an Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                     November 17, 2004
                                                Year                 Year               (inception)
                                                Ended                Ended                through
                                               March 31,            March 31,            March 31,
                                                 2008                 2007                 2008
                                              ----------           ----------           ----------
REVENUES
  Revenues                                    $       --           $       --           $       --
                                              ----------           ----------           ----------
TOTAL REVENUES                                        --                   --                   --

OPERATING COSTS
  Administrative Expenses                         13,793                8,508               39,830
                                              ----------           ----------           ----------
TOTAL OPERATING COSTS                             13,793                8,508               39,830
                                              ----------           ----------           ----------

NET INCOME (LOSS)                             $  (13,793)          $   (8,508)          $  (39,830)
                                              ==========           ==========           ==========

BASIC AND DILUTED EARNINGS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,540,000            5,540,000
                                              ==========           ==========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From November 17, 2004 (Inception) through March 31, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated       Total
                                                     Common Stock            Additional      During       Stockholders'
                                               -------------------------       Paid-In     Development       Equity
                                               Issued             Amount       Capital        Stage         (Deficit)
                                               ------             ------       -------        -----         ---------
BALANCE, NOVEMBER 17, 2004                           --         $     --      $     --      $      --       $      --

Stock issued for cash on December 7, 2004
 @ $0.001 per share                           3,000,000            3,000                                        3,000

Stock issued for cash on December 22, 2004
 @ $0.01 per share                            2,500,000            2,500        22,500                         25,000

Stock issued for cash on January 17, 2005
 @ $0.10 per share                               40,000               40         3,960                          4,000

Net loss,  March 31, 2005                                                                      (4,328)         (4,328)
                                             ----------         --------      --------      ---------       ---------

BALANCE, MARCH 31, 2005                       5,540,000            5,540        26,460         (4,328)         27,672
                                             ----------         --------      --------      ---------       ---------
Net loss,  March 31, 2006                                                                     (13,201)        (13,201)
                                             ----------         --------      --------      ---------       ---------
BALANCE, MARCH 31, 2006                       5,540,000            5,540        26,460        (17,529)         14,471
                                             ----------         --------      --------      ---------       ---------
Net loss,  March 31, 2007                                                                      (8,508)         (8,508)
                                             ----------         --------      --------      ---------       ---------
BALANCE, MARCH 31, 2007                       5,540,000            5,540        26,460        (26,037)          5,963
                                             ----------         --------      --------      ---------       ---------
Net loss,  March 31, 2008                                                                     (13,793)        (13,793)
                                             ----------         --------      --------      ---------       ---------
BALANCE, MARCH 31, 2008                       5,540,000         $  5,540      $ 26,460      $ (39,830)      $  (7,830)
                                             ==========         ========      ========      =========       =========

                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                    November 17, 2004
                                                                   Year               Year             (inception)
                                                                   Ended              Ended              through
                                                                  March 31,          March 31,          March 31,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(13,793)          $ (8,508)          $(39,830)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                             20              1,405              1,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (13,773)            (7,103)           (38,230)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase loan from related party                                   6,500                 --              6,500
  Issuance of common stock                                              --                 --              5,540
  Additional paid-in capital                                            --                 --             26,460
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        6,500                 --             38,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (7,273)            (7,103)               270

CASH AT BEGINNING OF PERIOD                                          7,543             14,646                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    270           $  7,543           $    270
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $39,830 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $39,830 during the period from November 17, 2004 (inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (CONTINUED)

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At March 31, 2008, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $39,830, which expire in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

     Net operating loss                          $ 39,830
     Statutory tax rate                                34%
                                                 --------
     Deferred tax asset                          $ 13,542
     Valuation allowance                          (13,542)
                                                 --------

     Net deferred tax asset                      $     --
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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2008
                            (Stated in U.S. Dollars)


NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended March 31, 2008 Richard Novis, the director and principal shareholder of the company, advanced the company funds in the amount of $6,500. The balance is unsecured and interest free with no specified terms of repayment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Chang G. Park, CPA. In connection with the appointment of Chang G. Park, CPA as our principal registered accounting firm, we have not consulted Chang G. Park, CPA on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

    Name                 Age                    Position with the Company
    ----                 ---                    -------------------------

Richard Novis            57           President, Chief Executive Officer/Chief
                                      Financial Officer/Secretary and a Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director/executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

RICHARD NOVIS has acted as our President/Chief Executive Officer/Chief Financial Officer/Secretary since our incorporation on November 17, 2004. Mr. Novis is a graduate of the Burnaby based British Columbia Institute of Technology where he earned a diploma in financial administration. He also completed additional courses in economics, marketing and human resources at the University of British Columbia in Vancouver and Simon Fraser University in Burnaby. From 1999 to present, Mr. Novis has acted as manager of 416398 B.C. Ltd dba Micro Cap et al, a private Vancouver, British Columbia based business involved in providing marketing, promotion and investor relations services to private and reporting companies. These services involve preparing promotional and investor relations materials, introducing clients to potential underwriters and financiers, and communicating with investment dealers, advisers and shareholders to increase awareness of and interest in the client companies. From July 2004 to present, he has also acted as president, secretary, treasurer and a director of International Oil & Gas Inc., a United States company involved in oil and gas exploration.

Mr. Novis does not have any professional training or technical credentials in the exploration, development and operation of mines. Mr. Novis intends to devote approximately 15% of his business time, or approximately seven hours per week, to our affairs.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our President/Chief Executive Officer during fiscal years ended March 31, 2008, March 31, 2007 and March 31, 2006 (the "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                                  Nonqualified
Name and                                                          Non-Equity       Deferred
Principal                              Stock       Option       Incentive Plan   Compensation       All Other
Position         Year   Salary($)     Bonus($)    Awards($)     Compensation($)    Earnings($)    Compensation($)  Total($)
--------         ----   ---------     --------    ---------     ---------------    -----------    ---------------  --------

Richard Novis    2006       $0           $0          --               --              --                --            $0
President/       2007       $0           $0          --               --              --                --            $0
CEO/CFO          2008       $0           $0          --               --              --                --            $0

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2008

The following table sets forth information as at March 31, 2008 relating to no grant of options to the Named Executive Officers:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                                   Stock Awards
          -----------------------------------------------------------------         ----------------------------------------------
                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                             Equity        Plan
                                                                                                           Incentive      Awards:
                                                                                                              Plan       Market or
                                                                                                             Awards:      Payout
                                              Equity                                                        Number of    Value of
                                             Incentive                              Number                   Unearned    Unearned
                                            Plan Awards;                              of          Market      Shares,     Shares,
           Number of        Number of       Number of                              Shares       Value of    Units or     Units or
           Securities       Securities      Securities                             or Units     Shares or     Other        Other
           Underlying       Underlying      Underlying                             of Stock      Units of     Rights      Rights
           Unexercised      Unexercised     Unexercised     Option      Option       That       Stock That     That         That
            Options           Options        Unearned      Exercise   Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#)  Unexercisable(#)   Options(#)    Price($)      Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      --------------  ----------------   ----------    --------      ----      ---------     ---------   ---------    ---------
Richard        -0-              -0-             -0-          -0-          n/a         -0-           -0-         -0-          -0-
Novis,
President/
CEO/CFO

The following table sets forth information relating to compensation paid to our director during fiscal year ended March 31, 2008 and March 31, 2007:

                           DIRECTOR COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                         Fees                                Non-Equity        Nonqualified
                        Earned                                Incentive         Deferred
                       Paid in      Stock       Option          Plan           Compensation        All Other
    Name                Cash($)    Awards($)   Awards($)    Compensation($)     Earnings($)      Compensation($)    Total($)
    ----                -------    ---------   ---------    ---------------     -----------      ---------------    --------
Richard Novis   2008      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
                2007      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
                2006      -0-         -0-          -0-            -0-              -0-                 -0-             -0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, there is no contractual agreement with Mr. Novis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 5,540,000 shares of common stock issued and outstanding.

          Name and Address                 Amount and Nature of          Percentage of
      of Beneficial Owner(1)              Beneficial Ownership(1)     Beneficial Ownership
      ----------------------              -----------------------     --------------------
DIRECTORS AND OFFICERS:

Richard Novis                                    3,000,000                   54.15%
470 Granville Street, Suite 1120
Vancouver, British Columbia

All executive officers and directors             3,000,000                   54.15%
 as a group (1 person)

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 5,540,000 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
          INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended March 31, 2008.

LOAN

Since inception (November 17, 2004) through fiscal year ended March 31, 2008, our President/Chief Executive Officer has loaned us an aggregate of $6,500.00. The amount due and owing is unsecured and interest free with no specified terms of repayment.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.                               Document
-----------                               --------

  3.1            Articles of Incorporation (1)

  3.2            Bylaws (1)

  10.1           Mineral Property Option Agreement dated January 4, 2005. (1)

  23.2           Consent of George Nicholson, Professional Geologist. (1)

  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

----------
(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on May 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended March 31, 2008, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2008 and for the review of our financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

During fiscal year ended March 31, 2007, we incurred approximately $3,750 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2007 and for the review of our financial statements for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006.

During fiscal year ended March 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHERN EXPLORATIONS LTD.


Dated: June 23, 2008                    By: /s/ RICHARD NOVIS
                                           ----------------------------------
                                           Richard Novis,
                                           President/Chief Executive Officer


Dated: June 23, 2008                    By: /s/ RICHARD NOVIS
                                           ----------------------------------
                                           Richard Novis, Treasurer/
                                           Chief Financial Officer