Form 10-Q
period 2008-06-30
Northern Explorations Ltd.
filed 2008-08-27
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended June 30, 2008

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

                               943 38th Avenue SW
                                Calgary, Alberta
                                 Canada T2T 2J3
                    (Address of principal executive offices)

                                 (403) 229-3160
                          (Issuer's telephone number)

                        470 Granville Street, Suite 1120
                           Vancouver, British Columbia
                                 Canada V6C 1V5
                      (Address of prior executive offices)

Securities registered pursuant to                          Name of each exchange
     Section 12(b) of the Act:                              on which registered:
             None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

        Class                                Outstanding as of August 25, 2008
        -----                                ---------------------------------
Common Stock, $0.001                                    33,240,000

                           NORTHERN EXPLORATIONS LTD.

                                    Form 10-Q

Part 1. FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3
             Balance Sheets
             Statements of Operations
             Statements of Cash Flows
             Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

Item 4.   Controls and Procedures                                            17

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Security Holders                19

Item 5.   Other Information                                                  19

Item 6.   Exhibits                                                           20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           NORTHERN EXPLORATIONS LTD.
                         (an Exploration Stage Company)
                                 BALANCE SHEETS

                                                                As of              As of
                                                               June 30,           March 31,
                                                                 2008               2008
                                                               --------           --------
                                                              (unaudited)        (audited)
ASSETS

Current Assets
  Cash                                                         $    252           $    270

                                                               --------           --------
Total Current Assets                                                252                270
                                                               --------           --------

Total Assets                                                   $    252           $    270
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                             $ 10,078           $  1,600
  Loan from Related Party                                         6,500              6,500
                                                               --------           --------
Total Current liabilities                                        16,578              8,100
                                                               --------           --------

Total Liabilities                                                16,578              8,100

Stockholders' Equity (deficit)
  Share Capital - Common stock (Note 4)
   Authorized 75,000,000 shares with par value $0.001
   issued and outstanding 5,540,000 shares                        5,540              5,540

  Additional paid-in capital                                     26,460             26,460
  (Deficit) accumulated during development stage                (48,326)           (39,830)
                                                               --------           --------
Total stockholders' equity (deficit)                            (16,326)            (7,830)
                                                               --------           --------

Total liabilities and stockholders' equity (deficit)           $    252           $    270
                                                               ========           ========


   The accompanying notes are an integral part of these financial statements.

                           NORTHERN EXPLORATIONS LTD.
                         (an Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                        11/17/2004
                                                                                        (Inception)      11/17/2004
                                                                                            to           (Inception)
                                                  3 months ended    3 months ended      Year Ended           to
                                                     6/30/2008         6/30/2007         3/31/2008        6/30/2008
                                                    ----------        ----------        ----------       ----------
Revenue                                             $        0        $        0        $        0       $        0

                                                    ----------        ----------        ----------       ----------
Total revenue                                                0                 0                 0                0

Expenses
  Mineral Property Option Payments (Note 3)                  0                 0             3,500            35,00
  Mineral Property Exploration Costs (Note 3)                0                 0             5,000            5,000
  General and administrative expenses                        0                 0             2,068            2,068
  Professional fees                                       8478              3430            28,660           37,138
  Bank fees                                                 18                18               602              620
                                                    ----------        ----------        ----------       ----------
Total operating expenses                                 8,496             3,448            39,830           48,326
                                                    ----------        ----------        ----------       ----------

Net (loss)                                          $   (8,496)       $   (3,448)       $  (39,830)      $  (48,326)
                                                    ==========        ==========        ==========       ==========

Net (loss) per share - basic and fully diluted      $   0.0015        $   0.0006        $   0.0072       $   0.0087

Weighted average number of common shares
 outstanding - basic and fully diluted               5,540,000         5,540,000         5,540,000        5,540,000


   The accompanying notes are an integral part of these financial statements.

                           NORTHERN EXPLORATIONS LTD.
                         (an Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                      11/17/2004
                                                                     (inception)
                                                                         to
                                                                       6/30/08
                                                                      --------
Cash flows from operating activities
  Net (loss)                                                          $(48,326)
                                                                      --------

Net cash (used) by operating activities                                (48,326)

Cash flows from financing activities
  Issuances of common stock                                             32,000
  Loan from related party                                                6,500
                                                                      --------

Net increase (decrease) in cash                                         (9,826)

Accounts Payable Adjustment                                             10,078
                                                                      --------
Cash ending                                                           $    252
                                                                      ========

Supplemental disclosures
  Interest paid                                                       $     --
                                                                      ========
  Income taxes paid                                                   $     --
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $48,326 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $48,326 during the period from November 17, 2004 (inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

C) ASSESSMENT WORK

On December 31, 2007, our interest in the Cade Mineral Claim lapsed due to our inability to incur minimum exploration expenditures on the Cade Mineral Claim.

NOTE 5. SHARE CAPITAL

On December 7, 2004, the Company sold 3,000,000 shares of its common stock at $0.001 per share. On December 22, 2004, the Company sold 2,500,000 shares of its common stock at $0.01 per share. On January 17, 2005, the Company sold 40,000 shares of its common stock at $0.10 per share.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


NOTE 5. SHARE CAPITAL (CONTINUED)

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,540,000 shares issued and outstanding.

At June 30, 2008, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $48,326, which expire in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

      Net operating loss             $ 48,326
      Statutory tax rate                   34%
                                     --------
      Deferred tax asset             $ 16,431
      Valuation allowance             (16,431)
                                     --------

      Net deferred tax asset         $     --
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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended June 30, 2008 Richard Novis, the director and principal shareholder of the company, advanced the company funds in the amount of $6,500. The balance is unsecured and interest free with no specified terms of repayment.

NOTE 9. SUBSEQUENT EVENT

On July 16, 2008 the company issued a 6 for 1 forward stock split dividend to the shareholders.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

RECENT DEVELOPMENTS

JULY 2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of six for one (6:1) of our total issued and outstanding shares of common stock (the "July 2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the July 2008 Forward Stock Split were mailed on approximately July 31, 2008 without any action on the part of the shareholders.

The July 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the July 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the July 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the July 2008 Forward Stock Split was to increase the marketability of our common stock.

The July 2008 Forward Stock Split was effectuated with a record date of July 16, 2008 upon filing the appropriate documentation with NASDAQ. The July 2008 Forward Stock Split increased issued and outstanding shares of common stock from 5,540,000 to approximately 33,240,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in the United States and within North America. During fiscal year ended March 31, 2008, our primary activity and focus was our option to acquire a 90% interest in the Cade mineral claim located in Lillooet Mining Division of British Columbia (the "Cade Mineral Claim"). On December 31, 2007, our interest in the Cade Mineral Claim lapsed due to our inability to incur minimum exploration expenditures on the Cade Mineral Claim.

As of the date of this Quarterly Report, we are currently reviewing other potential acquisitions in the natural resource sector. We are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. We anticipate that over the next twelve months, we will incur approximately $15,000 pertaining to the review of various potential asset acquisitions as well as an additional $15,000 on administrative fees. The administrative fees to be incurred will relate to compliance with reporting obligations.

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

RESULTS OF OPERATION

We are an exploration stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended June 30, 2008 and June 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                                                 For the Period from
                                                Three-Month Period Ended          November 17, 2004
                                             June 30, 2008 and June 30, 2007        (inception) to
                                             -------------------------------           June 30,
                                               2008                   2007               2008
                                             --------               --------           --------
Expenses
  Mineral property option payments           $      0               $      0           $  3,500

  Mineral property exploration costs                0                      0              5,000

  General and administrative expenses               0                      0              2,068

  Professional fees                             8,478                  3,430             37,138

  Bank fees                                        18                     18                620
                                             --------               --------           --------

Net Loss                                     $ (8,496)              $ (3,448)          $(48,326)
                                             ========               ========           ========

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2007.

Our net loss for the three month period ended June 30, 2008 was ($8,496) compared to a net loss of ($3,448) during the three month period ended June 30, 2007 (an increase of $5,048). During the three month periods ended June 30, 2008 and June 30, 2007, we did not generate any revenue.

During the three month period ended June 30, 2008, we incurred expenses of $8,496 compared to $3,448 incurred during the three month period ended June 30, 2007 (an increase of $5,048). These expenses incurred during the three month period ended June 30, 30, 2008 consisted of: (i) professional fees of $8,478 (2007: $3,430); and (ii) bank fees of $18 (2007: $18).

Expenses incurred during the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 increased primarily due to the increase in professional fees associated with our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss was ($8,496) during the three month period ended May 31, 2008 as compared to a net loss of ($3,448) during the three month period ended May 31, 2007. The weighted average number of shares outstanding was 5,540,000 for the three month periods ended June 30, 2008 and June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED JUNE 30, 2008

As at the three month period ended June 30, 2008, our current assets were $252 and our current liabilities were $16,578, which resulted in a working capital deficit of $16,326. As at the three month period ended June 30, 2008, total assets were comprised of $252 in cash. As at the three month period ended June 30, 2008, current liabilities were comprised of: (i) $10,078 in accounts payable; and (ii) $6,500 in loan from related party.

As at fiscal year ended March 31, 2008, our total assets were $270 comprised of cash. The slight decrease in total assets during the three month period ended June 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the decrease in cash.

As at fiscal year ended March 31, 2008, our total liabilities were $8,100 comprised of: (i) $1,600 in accounts payable; and (ii) $6,500 in loan due to related party. The increase in liabilities during the three month period ended June 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in accounts payable.

Stockholders' equity (deficit) increased from ($7,830) for fiscal year ended March 31, 2008 to ($16,326) for the three month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2008, net cash flows used in operating activities was ($18) consisting primarily of a net loss of ($8,496). An adjustment of $8,478 was made to cash flows relating to accounts payable.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2008, net cash flows provided from financing activities was zero.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and
(iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations under the Option Agreement as incurred, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since we anticipate that our properties may be located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Richard Novis, our then acting Chief Executive Officer and Chief Financial Officer and a director, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008/2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

JULY 2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved the July 2008 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the July 2008 Forward Stock Split were mailed on approximately July 31, 2008 without any action on the part of the shareholders.

The July 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the July 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the July 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the July 2008 Forward Stock Split was to increase the marketability of our common stock.

The July 2008 Forward Stock Split was effectuated with a record date of July 16, 2008 upon filing the appropriate documentation with NASDAQ. The July 2008 Forward Stock Split increased issued and outstanding shares of common stock from 5,540,000 to approximately 33,240,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on August 18, 2008, our Board of Directors accepted the resignation of Richard Novis dated August 18, 2008 as our Chief Executive Officer/Secretary/Chief Financial Officer of the Company. Mr. Novis remains as our President and a member of our Board of Directors.

Effective August 18, 2008, our Board of Directors appointed Donald Cameron as our Chief Executive Officer/Secretary/Chief Financial Officer. Mr. Cameron shall serve until his successor is duly elected or appointed. Mr. Cameron's biography is as follows:

DONALD CAMERON. For the past twenty-five years, Mr. Cameron has been engaged as a senior executive involved in business development of companies in the oil and gas industry. From approximately May 2007 to current date, Mr. Cameron was the President/Chief Executive Officer of a private oil and gas company. Mr. Cameron had also been the chief executive officer of Sky Petroleum from approximately March 2005 through 2006. Mr. Cameron was also the president/chief executive officer of Camton Exploration Inc., a private oil and gas company, from approximately 2005 through May 2007. Previously, Mr. Cameron had been the vice president of development for the Calgary based oil and gas firm Yangarra Resources, Inc., where he had specialized in mergers, acquisitions and investment strategies. Among his prior achievements, Mr. Cameron was former senior vice president of development for Nova Scotia based Sobey's, a national conglomerate with annual sales in excess of $10 billion. In this senior position, Mr. Cameron was a key member of the leadership team responsible for profit and loss and achieving targets set for increased profitability and efficiency of diverse businesses. During this period, Mr. Cameron successfully spearheaded a three-year capital and business development plan valued at $350 million. Mr. Cameron previously served as a director of Calgary based oil and gas firms Entrada Energy Inc. and TriOil Ltd. Mr. Cameron holds a Bachelor of Arts degree in Economics and Business from Queen's University, Kingston, Ontario, Canada.

ITEM 6. EXHIBITS

Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTHERN EXPLORATIONS LTD.


Dated: August 24, 2008            By: /s/ Richard Novis
                                      ------------------------------------------
                                      Richard Novis, President


Dated: August 24, 2008            By: /s/  Donald C. Cameron
                                      ------------------------------------------
                                      Donald C. Cameron, Chief Financial Officer