Form 10-Q
period 2008-09-30
Northern Explorations Ltd.
filed 2008-11-14
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended September 30, 2008

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

                      8655 East Via De Ventura, Suite G200
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

                                 (480) 346-1535
                          (Issuer's telephone number)

                                       N/A
                      (Address of prior executive offices)

Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                               on which registered:
    -------------------------                               --------------------
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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                 Outstanding as of November 11, 2008
       -----                                 -----------------------------------
Common Stock, $0.001                                     33,240,000

                           NORTHERN EXPLORATIONS LTD.

                                    Form 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
           Balance Sheets
           Statements of Operations
           Statement of Changes in Stockholders' Equity (Deficit)
           Statements of Cash Flows
           Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Procedures                                             20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
     * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Northern Explorations, Ltd.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Northern Explorations, Ltd. (A Exploration Stage "Company") as of September 30, 2008, and the related statements of operation, changes in stockholders' equity, and cash flows for the six months ended September 30, 2008; and for the period from November 17, 2004 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
--------------------------------
Chang G. Park, CPA

November 11, 2008
San Diego, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        March 31,
                                                                     2008               2008
                                                                   --------           --------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,790           $    270
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,790                270
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,790           $    270
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,133           $  1,600
  Loan from Related Party                                            26,500              6,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            27,633              8,100

      TOTAL LIABILITIES                                              27,633              8,100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 33,240,000 shares issued  and outstanding
   as of September 30, 2008 and March 31, 2008)                      33,240             33,240
  Additional paid-in capital                                         (1,240)            (1,240)
  Deficit accumulated during exploration stage                      (53,843)           (39,830)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (21,843)            (7,830)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,790           $    270
                                                                   ========           ========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     November 17, 2004
                                Six Months       Three Months       Six Months       Three Months       (inception)
                                  Ended             Ended             Ended             Ended            through
                               September 30,     September 30,     September 30,     September 30,     September 30,
                                   2008              2008              2007              2007              2008
                                -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                      $        --       $        --       $        --       $        --       $        --
                                -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                           --                --                --                --                --

OPERATING COSTS
  Administrative Expenses            14,013             5,517             5,679             2,231            53,843
                                -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                14,013             5,517             5,679             2,231            53,843
                                -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)               $   (14,013)      $    (5,517)      $    (5,679)      $    (2,231)      $   (53,843)
                                ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE        $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       33,240,000        33,240,000        33,240,000        33,240,000
                                ===========       ===========       ===========       ===========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
         From November 17, 2004 (Inception) through September 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated       Total
                                                         Common Stock          Additional      During       Stockholders'
                                                   -----------------------       Paid-In     Development       Equity
                                                   Issued           Amount       Capital        Stage         (Deficit)
                                                   ------           ------       -------        -----         ---------
BALANCE, NOVEMBER 17, 2004                             --         $     --      $     --      $      --      $      --

Stock issued for cash on December 7, 2004
 @ $0.0001667 per share                        18,000,000           18,000       (15,000)                        3,000

Stock issued for cash on December 22, 2004
 @ $0.001667 per share                         15,000,000           15,000        10,000                        25,000

Stock issued for cash on January 17, 2005
 @ $0.01667 per share                             240,000              240         3,760                         4,000

Net loss,  March 31, 2005                                                                        (4,328)        (4,328)
                                              -----------         --------      --------      ---------      ---------
BALANCE, MARCH 31, 2005                        33,240,000           33,240        (1,240)        (4,328)        27,672
                                              -----------         --------      --------      ---------      ---------
Net loss,  March 31, 2006                                                                       (13,201)       (13,201)
                                              -----------         --------      --------      ---------      ---------
BALANCE, MARCH 31, 2006                        33,240,000           33,240        (1,240)       (17,529)        14,471
                                              -----------         --------      --------      ---------      ---------
Net loss,  March 31, 2007                                                                        (8,508)        (8,508)
                                              -----------         --------      --------      ---------      ---------
BALANCE, MARCH 31, 2007                        33,240,000           33,240        (1,240)       (26,037)         5,963
                                              -----------         --------      --------      ---------      ---------
Net loss, March 31, 2008                                                                        (13,793)       (13,793)
                                              -----------         --------      --------      ---------      ---------
BALANCE, MARCH 31, 2008                        33,240,000           33,240        (1,240)       (39,830)        (7,830)
                                              -----------         --------      --------      ---------      ---------
Net loss, September 30, 2008                                                                    (14,013)       (14,013)
                                              -----------         --------      --------      ---------      ---------
BALANCE, SEPTEMBER 30, 2008 (UNAUDITED)        33,240,000         $ 33,240      $ (1,240)     $ (53,843)     $ (21,843)
                                              ===========         ========      ========      =========      =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                       Statement of Cash Flows (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                              November 17, 2004
                                                Six Months     Three Months     Six Months     Three Months      (inception)
                                                  Ended           Ended           Ended           Ended           through
                                               September 30,   September 30,   September 30,   September 30,    September 30,
                                                   2008            2008            2007            2007             2008
                                                 --------        --------        --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $(14,013)       $ (5,517)       $ (5,679)       $ (2,231)        $(53,843)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable          (467)         (8,945)         (1,380)         (4,730)           1,133
                                                 --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                   (14,480)        (14,462)         (7,059)         (6,961)         (52,710)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                        --              --              --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                          20,000          20,000              --              --           26,500
  Issuance of common stock                             --              --              --              --            5,540
  Additional paid-in capital                           --              --              --              --           26,460
                                                 --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                    20,000          20,000              --              --           58,500
                                                 --------        --------        --------        --------         --------

NET INCREASE (DECREASE) IN CASH                     5,520           5,538          (7,059)         (6,961)           5,790

CASH AT BEGINNING OF PERIOD                           270             252           7,543           7,445               --
                                                 --------        --------        --------        --------         --------

CASH AT END OF PERIOD                            $  5,790        $  5,790        $    484        $    484         $  5,790
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
                                                 ========        ========        ========        ========         ========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $53,843 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $53,843 during the period from November 17, 2004 (inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5. SHARE CAPITAL (continued)

On July 14, 2008, the company authorized and approved a forward stock split of six for one (6:1) of the total issued and outstanding shares of common stock. The forward stock split increased issued and outstanding shares of common stock from 5,540,000 to 33,240,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 33,240,000 shares issued and outstanding.

At September 30, 2008, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $53,843, which expire in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                 Net operating loss               $ 53,843
                 Statutory tax rate                     34%
                                                  --------
                 Deferred tax asset               $ 18,307
                 Valuation allowance               (18,307)
                                                  --------

                 Net deferred tax asset           $     --
                                                  ========

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. FOREIGN CURRENCY TRANSLATION

Functional currency for Northern Explorations, Ltd is in US dollars. In accordance with FASB #52 paragraph 9 the Company will continue to issue their financial statements in their established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended September 30, 2008 a director and principal shareholder of the company, advanced the company funds in the amount of $26,500. The balance is unsecured and interest free with no specified terms of repayment.

NOTE 9. SUBSEQUENT EVENTS

Effective on October 31, 2008, the Board of Directors (the "Board") of Northern Explorations Ltd., a Nevada corporation (the "Company") approved an engagement letter dated October 21, 2008 (the "Engagement Letter") with Dominus Energy AG ("Dominus"). In accordance with the terms and provisions of the Engagement Letter, the Company and Dominus will enter into a formal agreement pursuant to which Dominus will introduce to the Company certain energy and petroleum opportunities and projects located in North America to participate in either for purchase, farm-in, joint venture and or variable interest holder.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month periods ended September 30, 2008 and September 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                             For the Period from
                                  Six Month Period Ended      November 17, 2004
                                  September 30, 2008 and       (inception) to
                                    September 30, 2007          September 30,
                                   2008           2007              2008
                                 --------       --------          --------
Operating Costs
  Administrative Expenses        $ 14,013       $  5,679          $ 53,843
                                 --------       --------          --------

Net Loss                         $(14,013)      $ (5,679)         $(53,843)
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

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO SIX MONTH PERIOD ENDED SEPTEMBER 30, 2007.

Our net loss for the six month period ended September 30, 2008 was ($14,013) compared to a net loss of ($5,679) during the six month period ended September 30, 2007 (an increase of $8,334). During the six month periods ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During the six month period ended September 30, 2008, we incurred operating costs consisting of administrative expenses in the amount of $14,013 compared to $5,679 incurred during the six month period ended September 30, 2007 (an increase of $8,334).

Administrative expenses incurred during the six month period ended September 30, 2008 compared to the six month period ended September 30, 2007 increased primarily due to the increase in professional fees associated with our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss was ($14,013) during the six month period ended September 30, 2008 as compared to a net loss of ($5,679) during the six month period ended September 30, 2007. The weighted average number of shares outstanding was 33,240,000 for the six month periods ended September 30, 2008 and September 30, 2007.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

Our net loss for the three month period ended September 30, 2008 was ($5,517) compared to a net loss of ($2,231) during the three month period ended September 30, 2007 (an increase of $3,286). During the three month periods ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During the three month period ended September 30, 2008, we incurred operating costs consisting of administrative expenses in the amount of $5,517 compared to $2,231 incurred during the three month period ended September 30, 2007 (an increase of $3,286).

Administrative expenses incurred during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 increased primarily due to the increase in professional fees associated with our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended.

Our net loss was ($5,517) during the three month period ended September 30, 2008 as compared to a net loss of ($2,231) during the three month period ended September 30, 2007. The weighted average number of shares outstanding was 33,240,000 for the three month periods ended September 30, 2008 and September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED SEPTEMBER 30, 2008

As at the six month period ended September 30, 2008, our current assets were $5,790 and our current liabilities were $27,633, which resulted in a working capital deficit of $21,843. As at the six month period ended September 30, 2008, total assets were comprised of $5,790 in cash. As at the six month period ended September 30, 2008, current liabilities were comprised of: (i) $1,133 in accounts payable; and (ii) $26,500 in loan from related party.

As at fiscal year ended March 31, 2008, our total assets were $270 comprised of cash. The increase in total assets during the six month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to an increase in cash.

As at fiscal year ended March 31, 2008, our total liabilities were $8,100 comprised of: (i) $1,600 in accounts payable; and (ii) $6,500 in loan due to related party. The increase in liabilities during the six month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loan from related party.

Stockholders' equity (deficit) increased from ($7,830) for fiscal year ended March 31, 2008 to ($21,843) for the six month period ended September 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2008, net cash flows used in operating activities was ($14,480) consisting primarily of a net loss of ($14,013) changed by a decrease in the amount of ($467) in accounts payable. For the six month period ended September 30, 2007, net cash flows used in operating activities was ($7,059) changed by a decrease in the amount of ($1,380) in accounts payable.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2008, net cash flows provided from financing activities was $20,000. Cash flows from financing activities for the six month period ended September 30, 2008 consisted of $20,000 in loan from related party.

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

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Richard Novis, our Chief Executive Officer and Chief Financial Officer until August 18, 2008, and Donald Cameron, our then Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Novis and Cameron concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective on October 29, 2008, our Board of Directors accepted the resignation of Donald Cameron as our Chief Executive Officer/President/Secretary/Chief Financial Officer. Simultaneously, the Board approved the appointment of David Naylor as our Treasurer/Secretary/Chief Financial Officer and a member of our Board of Directors effective as of October 29, 2008. Mr. Naylor shall serve until his successor is duly elected or appointed. Mr. Naylor's biography is as follows:

DAVID N. NAYLOR. For the past fifteen years, Mr. Naylor has been involved in financial management of private and public companies. Mr. Naylor has an extensive financial background, including accounting expertise, and an analytical ability to improve management practices. From approximately October 2003 to current date, Mr. Naylor was the chief financial officer of Silver Star Energy, which is a company that progressed from a start-up to a producing oil and gas company. From approximately September 2002 to October 2003, Mr. Naylor was a commodity tax auditor with the British Columbia Ministry of Provincial Revenue. Prior to 2002, Mr. Naylor was employed for over ten years by a large media publishing company. Mr. Naylor is a Certified Manadement Accountant with over twenty years experience. Mr. Naylor graduated from the British Columbia Institute of Technology.

ENTRY INTO MATERIAL AGREEMENT

Effective on October 31, 2008, our Board of Directors approved an engagement letter dated October 21, 2008 (the "Engagement Letter") with Dominus Energy AG ("Dominus"). In accordance with the terms and provisions of the Engagement Letter, we will enter tinto a formal agreement with Dominus pursuant to which Dominus will introduce to us certain energy and petroleum opportunities and projects located in North America to participate in either for purchase, farm-in, joint venture and or variable interest holder.

INFORMATION STATEMENT UNDER SECTION 14(C) OF THE SECURITIES EXCHANGE ACT OF 1934

On October 31, 2008, our Board approved a change in our corporate name from "Northern Explorations Ltd." to "Crossbow Oil and Gas Inc." The Board determined that it would be in our best interests and our shareholders to change the corporate name to better reflect our future plans to focus on the oil and gas sector. The name has been reserved with the Nevada Secretary of State. We filed an Information Statement under Section 14(c) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission on November 3, 2008. It is anticipated that the Information Statement will be distributed to the shareholders of the Company by approximately November 20, 2008.

ITEM 6. EXHIBITS

Exhibits:

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHERN EXPLORATIONS LTD.


Dated: November 11, 2008               By: /s/ David Naylor
                                           -------------------------------------
                                           David Naylor, Chief Financial Officer