Form 10KSB/A
period 2008-03-31
Northern Explorations Ltd.
filed 2008-11-26
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-125068

                           Northern Explorations Ltd.
                 (Name of small business issuer in its charter)

             Nevada                                      26-3633813
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                      8655 East Via De Ventura, Suite G2007
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

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

AVAILABLE INFORMATION

Northern Explorations Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

This Annual Report is being amended to revise the language in Section 8A Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during fiscal year neded March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        NORTHERN EXPLORATIONS LTD.


Dated: November 25, 2008                By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           President/Chief Executive Officer


Dated: November 25, 2008                By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer