Form 10KSB/A
period 2008-03-31
Northern Explorations Ltd.
filed 2008-11-26
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2008

The following table sets forth information as at March 31, 2008 relating to no grant of options to the Named Executive Officers:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                                   Stock Awards
          -----------------------------------------------------------------         --------------------------------------------
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

                                        NORTHERN EXPLORATIONS LTD.


Dated: November 26, 2008                By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           President/Chief Executive Officer


Dated: November 26, 2008                By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer