Form 10KSB/A
period 2008-03-31
Northern Explorations Ltd.
filed 2008-12-10
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-KSB

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           NORTHERN EXPLORATIONS LTD.

                                   Form 10-KSB

Part I.
Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           15

Item 3.     Legal Proceedings                                                 16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Part II.
Item 5.     Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities          16

Item 6.     Management's Discussion and Analysis and Plan of Operation        17

Item 7.     Financial Statements                                              20

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          33

Item 8A.    Controls and Procedures                                           33

Item 8B.    Other Information                                                 33

Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
            Exchange Act                                                      33

Item 10.    Executive Compensation                                            34

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   36

Item 12.    Certain Relationships and Related Transactions and Director
            Independence                                                      36

Item 13.    Exhibits                                                          37

Item 14.    Principal Accountant Fees and Services                            37

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified that certain deficiencies may exist related to: (i) the absence of an Audit Committee as of March 31, 2008; and (ii) a lack of segregation of duties within internal accounting functions.

Although our outsourced accounting staff is professional and experienced in accounting requirements and procedures, management has determined that our internal audit function may be deemed insufficient to perform internal audit functions due to existence of qualified resources. Management also determined that the lack of an Audit Committee of our Board of Directors may also be deemed to contribute to an insufficient oversight of our accounting and audit functions. In order to correct the foregoing weaknesses, we have taken the following remediation measures:

     * We have committed to the establishment of effective internal audit functions by appointing a Chief Financial Officer.

     * We will continue to search for independent directors, with one qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of the independent directors.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate any deemed deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

                                        NORTHERN EXPLORATIONS LTD.


Dated: December 9, 2008                 By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           President/Chief Executive Officer


Dated: December 9, 2008                 By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer