Form 10-Q
period 2008-12-31
Northern Explorations Ltd.
filed 2009-02-10
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended December 31, 2008

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 10, 2008
     -----                                   -----------------------------------
Common Stock, $0.001                                    33,240,000

                           NORTHERN EXPLORATIONS LTD.

                                    Form 10-Q

Part I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
           Balance Sheets
           Statements of Operations
           Statements of Cash Flows
           Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,        March 31,
                                                                        2008               2008
                                                                      --------           --------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    122           $    270
  Prepaid expenses                                                       4,459                 --
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                     4,581                270
                                                                      --------           --------

      TOTAL ASSETS                                                    $  4,581           $    270
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $  7,096           $  1,600
  Loan from Related Party                                               37,000              6,500
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                               44,096              8,100

      TOTAL LIABILITIES                                                 44,096              8,100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 33,240,000 shares issued  and outstanding
   as of December 31, 2008 and March 31, 2008, respectively)            33,240             33,240
  Additional paid-in capital                                            (1,240)            (1,240)
  Deficit accumulated during exploration stage                         (71,515)           (39,830)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             (39,515)            (7,830)
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  4,581           $    270
                                                                      ========           ========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     November 17, 2004
                                Nine Months      Three Months       Nine Months      Three Months       (inception)
                                  Ended             Ended             Ended             Ended             through
                                December 31,      December 31,      December 31,      December 31,      December 31,
                                   2008              2008              2007              2007              2008
                                -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                      $        --       $        --       $        --       $        --       $        --
                                -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                           --                --                --                --                --

OPERATING COSTS
  Administrative Expenses            31,685            17,672             9,326             3,647            71,515
                                -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                31,685            17,672             9,326             3,647            71,515
                                -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)               $   (31,685)      $   (17,672)      $    (9,326)      $    (3,647)      $   (71,515)
                                ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE        $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       33,240,000        33,240,000        33,240,000        33,240,000
                                ===========       ===========       ===========       ===========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
         From November 17, 2004 (Inception) through September 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                                   Common       Additional       During
                                                    Common         Stock         Paid-in       Exploration
                                                    Stock          Amount        Capital         Stage          Total
                                                    -----          ------        -------         -----          -----
BALANCE, NOVEMBER 17, 2004                               --       $    --       $     --       $     --       $     --

Stock issued for cash on December 7, 2004
 @ $0.0001667 per share                          18,000,000        18,000        (15,000)                        3,000

Stock issued for cash on December 22, 2004
 @ $0.001667 per share                           15,000,000        15,000         10,000                        25,000

Stock issued for cash on January 17, 2005
 @ $0.01667 per share                               240,000           240          3,760                         4,000

Net loss, March 31, 2005                                                                         (4,328)        (4,328)
                                                -----------       -------       --------       --------       --------
BALANCE, MARCH 31, 2005                          33,240,000        33,240         (1,240)        (4,328)        27,672
                                                -----------       -------       --------       --------       --------
Net loss, March 31, 2006                                                                        (13,201)       (13,201)
                                                -----------       -------       --------       --------       --------
BALANCE, MARCH 31, 2006                          33,240,000        33,240         (1,240)       (17,529)        14,471
                                                -----------       -------       --------       --------       --------
Net loss, March 31, 2007                                                                         (8,508)        (8,508)
                                                -----------       -------       --------       --------       --------
BALANCE, MARCH 31, 2007                          33,240,000        33,240         (1,240)       (26,037)         5,963
                                                -----------       -------       --------       --------       --------
Net loss, March 31, 2008                                                                        (13,793)       (13,793)
                                                -----------       -------       --------       --------       --------
BALANCE, MARCH 31, 2008                          33,240,000        33,240         (1,240)       (39,830)        (7,830)
                                                -----------       -------       --------       --------       --------
Net loss, December 31, 2008                                                                     (31,685)       (31,685)
                                                -----------       -------       --------       --------       --------
BALANCE, DECEMBER 31, 2008 (UNAUDITED)           33,240,000       $33,240       $ (1,240)      $(71,515)      $(39,515)
                                                ===========       =======       ========       ========       ========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                       Statement of Cash Flows (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                               November 17, 2004
                                                 Nine Months    Three Months     Nine Months    Three Months      (inception)
                                                   Ended           Ended           Ended           Ended            through
                                                 December 31,    December 31,    December 31,    December 31,     December 31,
                                                    2008            2008            2007            2007             2008
                                                  --------        --------        --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $(31,685)       $(17,672)       $ (9,326)       $ (3,647)        $(71,515)
  Changes in operating assets and liabilities:
    Increase in prepaid expenses                    (4,459)         (4,459)         (4,459)
    Increase (decrease) in accounts payable          5,496           5,963            (412)            968            7,096
                                                  --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                    (30,648)        (16,168)         (9,738)         (2,679)         (68,878)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                         --              --              --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                           30,500          10,500           3,000           3,000           37,000
  Issuance of common stock                              --              --              --              --            5,540
  Additional paid-in capital                            --              --              --              --           26,460
                                                  --------        --------        --------        --------         --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                     30,500          10,500           3,000           3,000           69,000
                                                  --------        --------        --------        --------         --------

NET INCREASE (DECREASE) IN CASH                       (148)         (5,668)         (6,738)            321              122

CASH AT BEGINNING OF PERIOD                            270           5,790           7,543             484               --
                                                  --------        --------        --------        --------         --------

CASH AT END OF PERIOD                             $    122        $    122        $    805        $    805         $    122
                                                  ========        ========        ========        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                        $     --        $     --        $     --        $     --         $     --
                                                  ========        ========        ========        ========         ========
  Income Taxes                                    $     --        $     --        $     --        $     --         $     --
                                                  ========        ========        ========        ========         ========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1.  NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 17, 2004, and its year-end is March 31st. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company is a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in the United States and within North America. The Company is currently reviewing potential acquisitions in the natural resource sector and is in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $71,515 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A) MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on November 17, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of natural resource and mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

G) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $71,515 during the period from November 17, 2004 (inception) to December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

NOTE 5.  SHARE CAPITAL

On December 7, 2004, the Company sold 18,000,000 shares of its common stock at $0.000167 per share. On December 22, 2004, the Company sold 15,000,000 shares of its common stock at $0.001667 per share. On January 17, 2005, the Company sold 240,000 shares of its common stock at $0.016667 per share.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

At December 31, 2008, there were no outstanding stock options or warrants.

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

The components of the net deferred tax asset at December 31, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                 Net operating loss              $ 71,515
                 Statutory tax rate                    34%
                                                 --------
                 Deferred tax asset              $ 24,315
                 Valuation allowance              (24,315)
                                                 --------

                 Net deferred tax asset          $     --
                                                 ========

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. FOREIGN CURRENCY TRANSLATION

Functional currency for Northern Explorations, Ltd is in US dollars. In accordance with FASB #52 paragraph 9 the Company will continue to issue their financial statements in their established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended December 31, 2008 a director and a principal shareholder of the company, advanced the company funds in the amount of $37,000. The balance is unsecured and interest free with no specified terms of repayment.

The office space utilized by the Company is provided by the director. The cost of the space is $1,778 per month. If the Company has the funds available they will reimburse the cost of the space to the director on a month to month basis.

NOTE 9. SUBSEQUENT EVENT - MATERIAL CONTRACT

On January 15, 2009 the Company signed a contract with Crescendo Communications, LLC for implementation of the Company's investor relations program. The services to be performed by Crescendo on behalf of the Company will consist of the following:

     a.   Providing  objective  counseling  on the  full  spectrum  of  investor
          relations  issues  including  best  practices,   material  disclosure,
          corporate governance and crisis communications

     b.   Preparing collateral marketing materials including:
          i)   Corporate  fact  sheet
          ii)  Investor slide  presentation
          iii) Investor relations section of the Company's website

     c. Drafting, reviewing and finalizing all financial press releases subject to Company's approval

     d. Arranging meetings and phone introductions between management and targeted buy/sell-side firms and investment bankers as appropriate

     e.   Assembling and maintaining investor distribution list

In consideration of the Services, the Company shall pay Crescendo an initial $12,500 payment to cover Services through February 28, 2009, which payment was due and made upon on signing of the agreement. Due on March 1, 2009, and due on the first of each subsequent month thereafter, the Company shall pay Crescendo a $5,000 monthly retainer fee.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENT - MATERIAL CONTRACT (continued)

The term of this Agreement shall be for twelve (12) months commencing on the date of the agreement. The Company may terminate the agreement effective anytime after March 31, 2009 provided that the Company provides Crescendo thirty (30) days written notice.

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

DOMINUS ENERGY AG

Effective on October 31, 2008, our Board of Directors approved an engagement letter dated October 21, 2008 (the "Engagement Letter") with Dominus Energy AG ("Dominus"). In accordance with the terms and provisions of the Engagement Letter, we will enter into a formal agreement with Dominus pursuant to which Dominus will introduce to us certain energy and petroleum opportunities and projects located in North America to participate in either for purchase, farm-in, joint venture and or variable interest holder.

Effective on November 18, 2008, our Board of Directors approved the execution of a one-year consulting agreement to be effective December 1, 2008 (the "Consulting Agreement") with Dominus. In accordance with the terms and provisions of the Consulting Agreement: (i) Dominus shall advise us regarding certain energy and petroleum opportunities and projects located in North America to either participate in either for purchase, farm-in, joint venture and/or variable interest holder; and (ii) we shall pay to Dominus a monthly fee of $15,000.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended December 31, 2008 and December 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                            For the Period from
                              Nine Month Period Ended        November 17, 2004
                                 December 31, 2008             (inception) to
                               and December 31, 2007             December 31,
                              2008               2007               2008
                            --------           --------           --------
Operating Costs
  Administrative
  Expenses                  $ 31,685           $  9,326           $ 71,515
                            --------           --------           --------

Net Loss                    $(31,685)          $ (9,326)          $(71,515)
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

NINE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO NINE MONTH PERIOD ENDED DECEMBER 31, 2007.

Our net loss for the nine month period ended December 31, 2008 was ($31,685) compared to a net loss of ($9,326) during the nine month period ended December 31, 2007 (an increase of $22,359). During the nine month periods ended December 31, 2008 and September 30, 2007, we did not generate any revenue.

During the nine month period ended December 31, 2008, we incurred operating costs consisting of administrative expenses in the amount of $31,685 compared to $9,326 incurred during the nine month period ended December 31, 2007 (an increase of $22,359).

Administrative expenses incurred during the nine month period ended December 31, 2008 compared to the nine month period ended December 31, 2007 increased primarily due to the increase in professional fees associated the increased scale and scope of our business operations and with our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss was ($31,685) during the nine month period ended December 31, 2008 as compared to a net loss of ($9,326) during the nine month period ended December 31, 2007. The weighted average number of shares outstanding was 33,240,000 for the nine month periods ended December 31, 2008 and 2007.

THREE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 2007.

Our net loss for the three month period ended December 31, 2008 was ($17,672) compared to a net loss of ($3,647) during the three month period ended December 31, 2007 (an increase of $14,025). During the three month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, we incurred operating costs consisting of administrative expenses in the amount of $17,672 compared to $3,647 incurred during the three month period ended December 31, 2007 (an increase of $14,025).

Administrative expenses incurred during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 increased primarily due to the increase in professional fees associated with the increased scale and scope of our business operations and with our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended.

Our net loss was ($17,672) during the three month period ended December 31, 2008 as compared to a net loss of ($3,647) during the three month period ended December 31, 2007. The weighted average number of shares outstanding was 33,240,000 for the three month periods ended December 31, 2008 and December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED DECEMBER 31, 2008

As at the nine month period ended December 31, 2008, our current assets were $4,581 and our current liabilities were $44,096, which resulted in a working capital deficit of $39,515. As at the nine month period ended December 31, 2008, total assets were comprised of: (i) $122 in cash; and (ii) $4459 in prepaid expenses. As at the nine month period ended December 31, 2008, current liabilities were comprised of: (i) $7,096 in accounts payable; and (ii) $37,000 in loan from related party.

As at fiscal year ended March 31, 2008, our total assets were $270 comprised of cash. The increase in total assets during the nine month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to an increase in prepaid expenses.

As at fiscal year ended March 31, 2008, our total liabilities were $8,100 comprised of: (i) $1,600 in accounts payable; and (ii) $6,500 in loan due to related party. The increase in liabilities during the nine month period ended December 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loan from related party and in accounts payable.

Stockholders' equity (deficit) increased from ($7,830) for fiscal year ended March 31, 2008 to ($39,515) for the nine month period ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2008, net cash flows used in operating activities was ($30,648) consisting primarily of a net loss of ($31,685) changed by an increase in prepaid expenses of $4,459 and in accounts payable of $5,496. For the nine period ended December 31, 2007, net cash flows used in operating activities was ($9,738) changed by a decrease in the amount of ($412) in accounts payable.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended
December 31, 2008, net cash flows provided from financing activities was $30,500. Cash flows from financing activities for the nine month period ended December 31, 2008 consisted of $30,500 in loan from related party.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations under the Consulting Agreement, we do not have any material commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management, including MJr. Ralph Claussner, our Chief Executive Officer/President, Mr. David Naylor, our Chief Financial Officer/Treasurer, and Donald Cameron, our then Chief Executive Officer and Chief Financial Officer until October 29, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Messrs. Claussner, Naylor and Cameron concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

RESIGNATION

Effective on October 29, 2008, our Board of Directors accepted the resignation of Donald C. Cameron as our Chief Executive Officer/President/Secretary/Chief Financial Officer. Effective October 29, 2008, our Board of Directors approved the appointment of David Naylor as our Chief Financial Officer/Treasurer. On November 17, 2008, our Board approved the appointment of Ralph Claussner as our President/Chief Executive Officer and a member of the Board of Directors of the Company effective as of November 17, 2008. Messrs. Claussner and Naylor shall serve until their respective successor is duly elected or appointed. Mr. Claussner's and Mr. Naylor's biography is as follows:

DAVID N. NAYLOR. For the past fifteen years, Mr. Naylor has been involved in financial management of private and public companies. Mr. Naylor has an extensive financial background, including accounting expertise, and an analytical ability to improve management practices. From approximately October 2003 to current date, Mr. Naylor was the chief financial officer of Silver Star Energy, which is a company that progressed from a start-up to a producing oil and gas company. From approximately September 2002 to October 2003, Mr. Naylor was a commodity tax auditor with the British Columbia Ministry of Provincial Revenue. Prior to 2002, Mr. Naylor was employed for over ten years by a large media publishing company. Mr. Naylor is a Certified Management Accountant with over twenty years experience. Mr. Naylor graduated from the British Columbia Institute of Technology.

RALPH CLAUSSNER. For the past twenty years, Mr. Claussner has been involved in the oil and gas industry. From approximately 1984 through 1998, Mr. Claussner was employed with a large independent Canadian oil and gas producer in the areas of drilling, completions, operations and exploitation. During this period, Mr. Claussner was engaged in a wide spectrum of assignments in Western Canada and the Southern United States, including drilling and completions design and implementation, well site supervision, formation damage assessment, asset exploitation and property team management and staff supervision. From approximately 1998 to current date, Mr. Claussner has continued to develop expertise in these roles involving both public and private junior companies. Most recently, Mr. Claussner has been practicing as an independent engineering consultant. Mr. Claussner is well versed in the areas of drilling and completions operations, reserve appraisals and economic evaluations. Mr. Claussner graduated in 1984 from the University of Calgary with a B.Sc. Degree in Mechanical Engineering. He is a member of APEGGA. SPE and CIM.

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

As of the date of this Quarterly, Report, management has deemed it advisable to not change the corporate name but to approve a trade and "doing business as" name of "Norex Energy". Therefore, the Information Statement will not be distributed to the shareholders of the Company.

ITEM 6. EXHIBITS

Exhibits:

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

                                        NORTHERN EXPLORATIONS LTD.


Dated: February 10, 2009                By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           Chief Executive Officer/President


Dated: February 10, 2009                By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer//Treasurer