Form 10KSB/A
period 2008-03-31
Northern Explorations Ltd.
filed 2009-03-11
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 4 TO
                                   FORM 10-KSB

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 due to lack of audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm, Chang G. Park, CPA regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008; however, we do not currently have an audit committee and management recognizes this a material weakness which affect our internal control over financial reporting, management intend to remediate such material weakness before the end of the first quarter 2009."

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

                                        NORTHERN EXPLORATIONS LTD.


Dated: March 9, 2009                   By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           President/Chief Executive Officer


Dated: March 9, 2009                   By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer