Form 10-Q/A
period 2008-06-30
Northern Explorations Ltd.
filed 2009-05-01
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Novis concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2008 due to lack of an audit committee. We have not had an audit committee since inception. Therefore, management believes that our internal controls over financial reporting have been deficient since inception. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended June 30, 2008 due to lack of an audit committee. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting. Management believes certain material costs averaging approximately $17,000 to $22,000 will be incurred relating to the specific steps contemplated to be undertaken to remediate the material weakness and deficiencies in our internal controls and procedures. Those costs are: (i) $12,000 relating to the appointment of an independent director to our Board of Directors and proposed audit committee; and (ii) $5,000 - $10,000 to engage a compliance consultant to review our internal controls and procedures.

This Quarterly Report does not include an attestation report of our registered public accounting firm, Chang G. Park, CPA regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permits us to provide only management's report in this Quarterly Report.

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

                                        NORTHERN EXPLORATIONS LTD.


Dated: April 30, 2009                   By: /s/ Ralph Claussner
                                           ----------------------------------
                                           Ralph Claussner
                                           Chief Executive Officer/President


Dated: April 30, 2009                   By: /s/ David Naylor
                                           ----------------------------------
                                           David Naylor
                                           Chief Financial Officer/Treasurer