Form 10-Q/A
period 2008-09-30
Northern Explorations Ltd.
filed 2009-05-01
CIK 1327195

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer/Chief Financial Officer until August 18, 2008, and Donald Cameron, our then Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Novis and Cameron concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2008 due to lack of an audit committee. We have not had an audit committee since inception. Therefore, management believes that our internal controls over financial reporting have been deficient since inception. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended September 30, 2008 due to lack of an audit committee. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting. Management believes certain material costs averaging approximately $17,000 to $22,000 will be incurred relating to the specific steps contemplated to be undertaken to remediate the material weakness and deficiencies in our internal controls and procedures. Those costs are: (i) $12,000 relating to the appointment of an independent director to our Board of Directors and proposed audit committee; and (ii) $5,000 - $10,000 to engage a compliance consultant to review our internal controls and procedures.

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