Form 10-K
period 2009-03-31
Northern Explorations Ltd.
filed 2009-06-29
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
Mark One
X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2009

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
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" , "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. June 29, 2009: $5,486,400.00

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                      Outstanding as of June 22, 2009
      -----                                      -------------------------------
Common Stock, $0.001                                       99,720,000*

----------
* Increased from 5,540,000 shares of common stock to 33,240,000 shares of common stock based upon the forward stock split of six shares for each one share issued and outstanding effected on the market as of July 28, 2008; further increased from 33,240,000 shares of common stock to 99,720,000 shares of common stock based upon the forward stock split of three shares for each one share issued and outstanding effected on the market as of April 28, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           NORTHERN EXPLORATIONS LTD.
                                    FORM 10-K

                                     INDEX

Item 1.    Business                                                            3

Item 1A.   Risk Factors                                                       11

Item 1B    Unresolved Staff Comments                                          20

Item 2     Properties                                                         20

Item 3.    Legal Proceedings                                                  20

Item 4     Submission of Matters to a Vote of Security Holders                20

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  21

Item 6     Selected Financial Data                                            23

Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           24

Item 8.    Financial Statements and Supplemental Data                         27

Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           39

Item 9A.   Controls and Procedures                                            39

Item 9A(T) Controls and Procedures                                            40

Item 9B.   Other Information                                                  40

Item 10    Directors, Executive Officers and Corporate Governance             41

Item 11.   Executive Compensation                                             45

Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    48

Item 13    Certain Relationships and Related Transactions and Director
           Compensation                                                       50

Item 14    Principal Accountant Fees and Services                             50

Item 15    Exhibits                                                           51

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Northern Explorations Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Northern Explorations Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "NXPN:OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 7251 W Lake Mead Blvd Las Vegas, NV 89128-8351.

RECENT DEVELOPMENTS

JULY 2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of six for one (6:1) of our total issued and outstanding shares of common stock (the "2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2008 Forward Stock Split were mailed on July 28, 2008 without any action on the part of the shareholders.

The 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Forward Stock Split was to increase the marketability of our common stock.

The 2008 Forward Stock Split was effectuated with a record date of July 16, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased issued and outstanding shares of common stock from 5,540,000 to approximately 33,240,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

APRIL 2009 FORWARD STOCK SPLIT

On March 30, 2009, our Board of Directors authorized and approved a forward stock split of three for one (3:1) of our total issued and outstanding shares of common stock (the "2009 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional two shares of our restricted common stock. The additional shares of our common stock issued to the shareholders in accordance with the 2009 Forward Stock Split were mailed on approximately April 28, 2009 without any action on the part of the shareholders.

The 2009 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the 2009 Forward Stock Split, including the increased potential for financing. The intent of the 2009 Forward Stock Split is to increase the marketability of our common stock.

The 2009 Forward Stock Split was effectuated on March 30, 2009 upon filing the appropriate documentation with NASDAQ. The 2009 Forward Stock Split increased our total issued and outstanding shares of common stock from 33,240,000 to approximately 99,720,000 shares of common stock. The common stock will continue to be $0.001 par value.

AMENDMENT TO ARTICLES OF INCORPORATION

On March 30, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the 2009 Forward Stock Split. Therefore, as of the date of this Annual Report, our authorized capital structure has been increased from 75,000,000 shares of common stock to 150,000,000 shares of common stock of common stock, par value of $0.001.

On March 30, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name from "Northern Explorations Ltd." to "Clean Gen Corporation" to better reflect the inclusion of additional business operations involving clean energy alternatives. On May 12, 2009, an amendment was filed with the Nevada Secretary of State changing our name to "Clean Gen Corporation".

On June 8, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name back to "Northern Explorations Ltd." based upon an analysis that substantially all of the business operations would remain as a natural resources exploration company. On June 25, 2009, an amendment was filed with the Nevada Secretary of State changing our name back to "Northern Explorations Ltd.".

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

Effective on November 18, 2008, our Board of Directors approved the execution of a one-year consulting agreement to be effective December 1, 2008 (the "Consulting Agreement") with Dominus. In accordance with the terms and provisions of the Consulting Agreement: (i) Dominus shall advise us regarding certain energy and petroleum opportunities and projects located in North America to either participate in either for purchase, farm-in, joint venture and/or variable interest holder; and (ii) we shall pay to Dominus a monthly fee of $15,000. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation".

During fiscal year ended March 31, 2009, our primary activity and focus was the consummation of the transaction with Dominus and reviewing potential acquisitions in the natural resources sector. As of the date of this Annual

Report, we are currently reviewing potential acquisitions in the natural resource sector. We are in the process of completing certain due diligence investigations of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. We anticipate that over the next twelve months, we will incur approximately $15,000 pertaining to the review of various potential asset acquisitions as well as an additional $15,000 on administrative fees. The administrative fees to be incurred will relate to compliance with reporting obligations. Note all past amounts regarding the monthly fee of $15,000 payable to Dominus were cancelled in favor of moving forward and consideration to be given in future agreements

In the event we locate a viable prospect and consummate acquisition of an interest, we will conduct mineral property exploration. Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete our proposed exploration programs on a prospective mineral property claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. There can be no assurance that an economic mineral deposit would exist on the claim until appropriate exploration work is completed. See " - New Lease Acquisition and Development."

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

We will require additional funding to implement our proposed future business activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration mineral companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities could be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities could be subject to certain foreign regulations, and may be subject to federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

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

OIL AND GAS REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our future business operations.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

Our future oil and natural gas exploration, production and related operations will be subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

FEDERAL REGULATION OF NATURAL GAS

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil, natural gas and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as A hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

Management  believes  that  we  are  in  substantial   compliance  with  current
applicable environmental laws and regulations.

MATERIAL AGREEMENTS

FINANCIAL CONSULTANT AGREEMENT

Effective February 13, 2009, our Board of Directors approved and authorized the execution of a one-year financial consultant agreement (the "Financial Consultant Agreement") with Capital Consulting Inc., a corporation of which our President/Chief Executive Officer, Mr. Schaftlein, is the sole officer, director and shareholder ("CCI"). In accordance with the terms and provisions of the Financial Consultant Agreement: (i) Mr. Schaftlein through CCI shall perform any such services as required in his executive capacity as our President/Chief Executive Officer including, but not limited to: (a) completing an analysis of the business and industry together with a comprehensive background report summarizing our financial profile, (b) work with us to secure additional equity participants or merger and acquisition candidates to increase business, and (c) seek additional business relationships beneficial to us; and (ii) we shall pay to Mr. Schaftlein through CCI the monthly sum of $10,000 from February 2009 through July 2009 and the monthly sum of $15,000 from August 2009 through January 2010. See "Item 10, Directors, Executive Officers and Corporate Governance" and "Item 11. Executive Compensation."

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any person on a full-time or on a part-time basis. Mr. Mark Schaftlein is our President and Chief Executive Officer. He is primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 1A.RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

     WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to commence any future exploration activities and assess the commercial viability of our potential future natural resource properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of future natural resource properties and the development of our business will depend upon our ability to establish the commercial viability of the natural resource properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our future properties will be in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future natural resource properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our planned future exploration activities and our assessment of the commercial viability of natural resource properties. Further, if we are able to establish that development of our future natural resource properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our natural resource properties into production and recover our investment. We may not discover commercially exploitable quantities of resources on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Future properties will in all probability not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we will establish will contain reserves. Those properties would be in the exploration stage as opposed to the development stage and would have no known body of economic mineralization or reserves. The known mineralization or reserves at these projects would have yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on natural resource properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable and or drillable resource exists on any of our future properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of resources. Any determination that our future properties contain commercially recoverable quantities of resources may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential area is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our natural resource properties can be commercially developed.

     OUR EXPLORATION ACTIVITIES ON FUTURE NATURAL RESOURCE PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our future natural resource properties that can then be developed into commercially viable mining operations. Natural resource exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

     * identification of potential mineralization or reserves based on superficial analysis;

     *    availability of government-granted exploration permits;

     *    the quality of management and geological and technical expertise; and

     *    the capital available for exploration.

Substantial expenditures are required to establish proven and probable petroleum reserves or mineralization through drilling and analysis, to develop processes to extract the reserves or minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a resource will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the resource, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable natural reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any resource in sufficient quantities on any of our future properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of reserves or minerals on our properties.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $202,478 from November 17, 2004 (inception) to March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $202,478. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

     FUTURE PARTICIPATION IN AN INCREASED NUMBER OF NATURAL RESOURCE EXPLORATION PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit natural resource prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal year ended March 31, 2009 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

     WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our future exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the future exploration of our natural resources properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain resources. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

     AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE NATURAL RESOURCE EXPLORATION PROPERTIES.

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

     WE ARE RELATIVELY A NEW ENTRANT INTO THE NATURAL RESOURCES EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and attempting to acquire and develop a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of natural resources exploration and development is subject to many risks and if reserves or other minerals are found in economic production quantities, the potential profitability of future possible ventures depends upon factors beyond our control. The potential profitability of mining natural resource properties if economic quantities of minerals or reserves are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

     THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

     THE NATURAL RESOURCE EXPLORATION AND MINING OR DRILLING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

The natural resource exploration and mining or drilling industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain natural resources, but also market certain natural resources and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive natural resource properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low natural resource market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral or drilling properties.

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

     NATURAL RESOURCE MINING OR DRILLING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of certain minerals or reserves are found on any lease owned by us in sufficient quantities to warrant mining or drilling operations, such mining or drilling operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Natural resource mining or drilling operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining or drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

     NATURAL RESOURCE EXPLORATION AND DEVELOPMENT AND MINING OR DRILLING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Natural resource exploration and development and future potential mining or drilling operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential natural resource mining or drilling operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Natural resource mining or drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

     COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our future operations will comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

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

     OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and may be subject to conflicts of interest. They devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

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

As of the date of this Annual Report, we have 99,720,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, an aggregate of 2,540,000 pre-2008 and 2009 Forward Stock Split (45,720,000 post-2008 and 2009
Forward Stock Split) shares our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. See "Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this Annual Report, there are 54,000,000 outstanding shares that are restricted securities as that term is defined in Rule 144 under the Securities Act. In the event if we issue additional shares of our common stock in private placement offerings or settlement of debt, those shares as issued will be deemed "restricted". Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our common stock commenced trading on approximately November 7, 2006 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

     ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal office space is located at 8655 East Via de Ventura Suite G20 Scottsdale, AZ 85258. The office space is for corporate identification, mailing, and courier purposes only and is provided to Northern Explorations at no cost, relating to a previous business relationship between us and our President/Chief Executive Officer. The office and services related thereto may be cancelled at any time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Notwithstanding the disclosure below, during fiscal year ended March 31, 2009, no matters were submitted to our stockholders for approval.

Based upon review of a wide variety of factors considered in connection with the change in corporate name from "Northern Explorations Ltd." to "Clean Gen Corporation", our board of Directors of the Company believed that the name change would be in our best interests to reflect our potential additional business operations. Our Board of Directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

The Information Statement was filed with the Securities and Exchange Commission on April 16, 2009. We intended to circulate the Information Statement to our shareholders in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written

Consent"). As of March 30, 2009 (the "Record Date"), there were 33,240,000 shares of our common stock issued and outstanding. The names of the shareholders who signed the Written Consent and their respective equity ownership were as follows: (i) Braemar Limited holding of record 9,000,000 shares of Common Stock (27.08%); and (ii) Med Ventures Limited holding of record 9,000,000 shares of Common Stock (27.08%).

The matters upon which action was to be taken effective pursuant to the Written Consent included approval of an amendment to the Articles of Incorporation to effectuate a name change to "Clean Gen Corporation".

On June 8, 2009, our Board of Directors made a determination not to proceed with the change in corporate name. A definitive Information Statement was not filed with the Securities and Exchange Commission and, therefore, not distributed to our shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "NXPN:OB" commencing September 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

       Quarter Ended                High Bid         Low Bid
       -------------                --------         -------

     September 30, 2008               $0.83           $0.60
     December 31, 2008                 1.02            0.89
     March 31, 2009                    0.67            0.57

----------
* Post-2009 Forward Stock Split

As of March 31, 2009, we had 30 shareholders of record of certificates in physical form, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plan authorized or adopted. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

                                                                                               Number of Securities
                             Number of Securities to be                                      Remaining Available for
                              Issued Upon Exercise of      Weighted-Average Exercise          Future Issuance Under
                                Outstanding Options,          Price of Outstanding          Equity Compensation Plans
        Plan Category           Warrants and Rights(a)    Options, Warrants and Rights(b)     (excluding column (a))
        -------------           ----------------------    -------------------------------     ----------------------

Equity Compensation Plans
Approved by Security Holders            n/a                           n/a                                n/a

Equity Compensation Plans Not           n/a                           n/a                                n/a
Approved by Security Holders

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2009, we did not issue any shares of our common stock to provide capital through private placement offerings nor issue stock in exchange for our debts or pursuant to contractual agreements.
mated worth.

FORWARD STOCK SPLITS

JULY 2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved the 2008 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock issued to the shareholders in accordance with the 2008 Forward Stock Split was mailed on approximately July 31, 2008 without any action on the part of the shareholders.

The 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Forward Stock Split was to increase the marketability of our common stock.

The 2008 Forward Stock Split was effectuated with a record date of July 16, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased issued and outstanding shares of common stock from 5,540,000 to approximately 33,240,000 shares of common stock. The current authorized share capital continued to be 75,000,000 shares of common stock with a par value of $0.001 per share.

APRIL 2009 FORWARD STOCK SPLIT

On March 30, 2009, our Board of Directors authorized and approved the 2009 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional two shares of our restricted common stock. The additional shares of our common stock issued to the shareholders in accordance with the 2009 Forward Stock Split was mailed on approximately April 28, 2009 without any action on the part of the shareholders.

The 2009 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the 2009 Forward Stock Split, including the increased potential for financing. The intent of the 2009 Forward Stock Split is to increase the marketability of our common stock.

The 2009 Forward Stock Split was effectuated on April 28, 2009 upon filing the appropriate documentation with NASDAQ. The 2009 Forward Stock Split increased our total issued and outstanding shares of common stock from 33,240,000 to approximately 99,720,000 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended March 31, 2009 and 2008 and the selected balance sheet data as of March 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

                                                             For the Period from
                                     Fiscal Years Ended        November 17, 2004
                                          March 31,             (inception) to
                                       2009 and 2008            March 31, 2009
                                 -------------------------      --------------
STATEMENT OF OPERATIONS DATA

REVENUE
  Revenues                       $       0       $       0         $       0

OPERATING COSTS
  Administrative expenses        $ 162,648       $  13,793         $ 202,478

NET INCOME (LOSS)                $(162,648)      $ (13,793)        $(202,478)

BALANCE SHEET DATA

Total Assets                     $     620       $     270

Total Liabilities                  171,098           8,100

Stockholders Equity (Deficit)    $(170,478)      $  (7,830)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (November 17, 2004) to fiscal year ended March 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

FISCAL YEAR ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2008.

Our net loss for fiscal year ended March 31, 2009 was ($162,648) compared to a net loss of ($13,793) during fiscal year ended March 31, 2008 (an increase of $148,855). During fiscal years ended March 31, 2009 and 2008, we did not generate any revenue.

During fiscal year ended March 31, 2009, we incurred operating expenses of approximately $162,648 compared to $13,793 incurred during fiscal year ended March 31, 2008 (an increase of $148,855). These operating expenses incurred during fiscal year ended March 31, 2009 consisted of: (i) professional fees of $30,500 (2008: $10,500); (ii) management and consulting fees of $75,000 (2008:
$0); and (iii) general and administrative of $57,148 (2008: $3,293).

Operating expenses incurred during fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008 increased primarily due to the incurrence of professional fees associated with the increased scope and scale of our business operations. General and administrative expenses incurred during fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008 increased primarily due to our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended March 31, 2009 was ($162,648) or ($0.00) per share compared to a net loss of ($13,793) or ($0.00) per share during fiscal year ended March 31, 2008. The weighted average number of shares outstanding was 99,720,000 for fiscal years ended March 31, 2009 and March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2009

As at fiscal year ended March 31, 2009, our current assets were $620 and our current liabilities were $171,098, which resulted in a working capital deficit of ($170,478). As at fiscal year ended March 31, 2009, current assets were comprised of cash in the amount of $620. As at fiscal year ended March 31, 2009, current liabilities were comprised of: (i) $18,670 in accounts payable; (ii) $53,928 in accrued liabilities; and (iii) $98,500 in loan from related party.

As at March 31, 2009, our total assets were $620 comprised of current assets. The increase in total assets during fiscal year ended March 31, 2009 from fiscal year ended March 31, 2008 was primarily due to the increase in cash.

As at March 31, 2009, our total liabilities were $171,098 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2009 from fiscal year ended March 31, 2008 was primarily due to the amount due to increase in accounts payable, accrued liabilities and in loan from related party.

Stockholders' equity (deficit) increased from ($7,830) for fiscal year ended March 31, 2008 to ($170,478) for fiscal year ended March 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2009, net cash flows used in operating activities was ($91,650), consisting primarily of a net loss of ($162,648). Net cash flows provided in operating activities was changed by $70,998 relating to an increase in accounts payable. For fiscal year ended March 31, 2008, net cash flows provided in operating activities was ($13,773), consisting primarily of a net loss of ($13,793). Net cash flows used in operating activities was changed by $20 relating to an increase in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal years ended March 31, 2009 and March 31, 2008, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended March 31, 2009, net cash flows provided from financing activities was $92,000 compared to $6,500 for fiscal year ended March 31, 2008. Cash flows from financing activities for fiscal year ended March 31, 2009 consisted of $92,000 in loan from related party. Cash flows from financing activities for fiscal year ended March 31, 2008 consisted of $6,500 in loan from related party.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations under the Consulting Agreement, we do not have any material commitments.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2009 and March 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

As of the date of this Annual Report, management does not believe that any recently issued accounting standards, as adopted or to be adopted, could have a material effect on the accompanying financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm Dated June 9, 2009.

Balance Sheets as at March 31, 2009 and March 31, 2008.

Statements of Operations For Fiscal Years Ended March 31, 2009 and March 31, 2008 and for the Period From November 17, 2004 (Inception) to March 31, 2009.

Statement of Stockholders' Equity for the Period From November 17, 2004 (Inception) to March 31, 2009.

Statements of Cash Flows for the Fiscal Years Ended March 31, 2009 and March 31, 2008 and for the Period From November 17, 2004 (Inception) to March 31, 2009.

Notes to Financial Statements.

                           Chang G. Park, CPA, Ph. D.
              * 2667 CAMINO DEL RIO S. SUITE B * CALIFORNIA 92108 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern Explorations, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Northern Explorations, Ltd. (the exploration stage "Company") as of March 31, 2009 and 2008 and the related statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period from November 17, 2004 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Explorations, Ltd. as of March 31, 2009 and 2008, and the results of its operation and its cash flows for the years then ended and the period of November 17, 2004 (inception) to March 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
---------------------------------
CHANG G. PARK, CPA

June 9, 2009
San Diego, CA. 92108


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                       As of               As of
                                                                     March 31,           March 31,
                                                                       2009                2008
                                                                     ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $     620           $     270
                                                                     ---------           ---------
TOTAL CURRENT ASSETS                                                       620                 270
                                                                     ---------           ---------

      TOTAL ASSETS                                                   $     620           $     270
                                                                     =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  18,670           $   1,600
  Accrued Liabilities                                                   53,928
  Loan from related party                                               98,500               6,500
                                                                     ---------           ---------
TOTAL CURRENT LIABILITIES                                              171,098               8,100

      TOTAL LIABILITIES                                                171,098               8,100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 99,720,000 and 99,720,000 shares issued and
   outstanding as of March 31, 2009 and 2008, respectively)             99,720              99,720
  Additional paid-in capital                                           (67,720)            (67,720)
  Deficit accumulated during exploration stage                        (202,478)            (39,830)
                                                                     ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                            (170,478)             (7,830)
                                                                     ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $     620           $     270
                                                                     =========           =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                      November 17, 2004
                                                                                         (inception)
                                              Year Ended            Year Ended             through
                                               March 31,             March 31,             March 31,
                                                 2009                  2008                  2009
                                              -----------           -----------           -----------
REVENUES
  Revenues                                    $        --           $        --           $        --
                                              -----------           -----------           -----------
TOTAL REVENUES                                         --                    --                    --

OPERATING COSTS
  Administrative Expenses                         162,648                13,793               202,478
                                              -----------           -----------           -----------
TOTAL OPERATING COSTS                             162,648                13,793               202,478
                                              -----------           -----------           -----------

NET INCOME (LOSS)                             $  (162,648)          $   (13,793)          $  (202,478)
                                              ===========           ===========           ===========

BASIC AND DILUTED EARNINGS PER SHARE          $     (0.00)          $     (0.00)
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     99,720,000            99,720,000
                                              ===========           ===========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From November 17, 2004 (Inception) through March 31, 2009
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Common       Additional       During
                                                    Common         Stock         Paid-in       Exploration
                                                    Stock          Amount        Capital         Stage          Total
                                                    -----          ------        -------         -----          -----

BALANCE, NOVEMBER 17, 2004                               --       $    --       $     --       $      --      $      --

Stock issued for cash on December 7, 2004
 @ $0.0000556 per share                          54,000,000        54,000        (51,000)                         3,000

Stock issued for cash on December 22, 2004
 @ $0.000556 per share                           45,000,000        45,000        (20,000)                        25,000

Stock issued for cash on January 17, 2005
 @ $0.00556 per share                               720,000           720          3,280                          4,000

Net loss, March 31, 2005                                                                          (4,328)        (4,328)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2005                          99,720,000        99,720        (67,720)         (4,328)        27,672
                                                ===========       =======       ========       =========      =========

Net loss, March 31, 2006                                                                         (13,201)       (13,201)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2006                          99,720,000        99,720        (67,720)        (17,529)        14,471
                                                ===========       =======       ========       =========      =========

Net loss, March 31, 2007                                                                          (8,508)        (8,508)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2007                          99,720,000        99,720        (67,720)        (26,037)         5,963
                                                ===========       =======       ========       =========      =========

Net loss, March 31, 2008                                                                         (13,793)       (13,793)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2008                          99,720,000        99,720        (67,720)        (39,830)        (7,830)
                                                ===========       =======       ========       =========      =========

Net loss, March 31, 2009                                                                        (162,648)      (162,648)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2009                          99,720,000       $99,720       $(67,720)      $(202,478)     $(170,478)
                                                ===========       =======       ========       =========      =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                    November 17, 2004
                                                                                                       (inception)
                                                                Year Ended          Year Ended           through
                                                                 March 31,           March 31,           March 31,
                                                                   2009                2008                2009
                                                                 ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(162,648)          $ (13,793)          $(202,478)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                         70,998                  20              72,598
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (91,650)            (13,773)           (129,880)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase loan from related party                                  92,000               6,500              98,500
  Issuance of common stock                                              --                  --               5,540
  Additional paid-in capital                                            --                  --              26,460
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       92,000               6,500             130,500
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                        350              (7,273)                620

CASH AT BEGINNING OF PERIOD                                            270               7,543                  --
                                                                 ---------           ---------           ---------

CASH AT END OF PERIOD                                            $     620           $     270           $     620
                                                                 =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $      --           $      --           $      --
                                                                 =========           =========           =========
  Income Taxes                                                   $      --           $      --           $      --
                                                                 =========           =========           =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $162,648 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

g) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $202,478 during the period from November 17, 2004 (inception) to March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

NOTE 5. SHARE CAPITAL

On December 7, 2004, the Company sold 54,000,000 shares of its common stock at $0.0000556 per share. On December 22, 2004, the Company sold 45,000,000 shares of its common stock at $0.000556 per share. On January 17, 2005, the Company sold 720,000 shares of its common stock at $0.00556 per share.

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5. SHARE CAPITAL (continued)

On July 14, 2008, the company authorized and approved a forward stock split of six for one (6:1) of the total issued and outstanding shares of common stock. The forward stock split increased issued and outstanding shares of common stock from 5,540,000 to 33,240,000 shares of common stock.

On March 30, 2009, the company authorized and approved a forward stock split of three for one (3:1) of the total issued and outstanding shares of common stock. The forward stock split increased issued and outstanding shares of common stock from 33,240,000 to 99,720,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

     * Common stock, $ 0.001 par value: 150,000,000 shares authorized; 99,720,000 shares issued and outstanding.

At March 31, 2009, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $162,648, which expire in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2009, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                  Net operating loss              $ 202,478
                  Statutory tax rate                     34%
                                                  ---------
                  Deferred tax asset              $  68,843
                  Valuation allowance               (68,843)
                                                  ---------

                  Net deferred tax asset          $      --
                                                  =========

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. FOREIGN CURRENCY TRANSLATION

Functional currency for the Company is in US dollars. In accordance with FASB #52 paragraph 9 the Company will continue to issue their financial statements in their established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

NOTE 8. RELATED PARTY TRANSACTION

Since inception through the period ended March 31, 2009 a director and a principal shareholder of the company, advanced the company funds in the amount of $98,500. The balance is unsecured and interest free with no specified terms of repayment.

The office space utilized by the Company is provided by the director. The cost of the space is $1,778 per month. If the Company has the funds available they will reimburse the cost of the space to the director on a month to month basis.

NOTE 9. CONSULTING AGREEMENT

On February 5, 2009 the Company entered into a consulting agreement with Capital Consulting, Inc., a corporation of which the Company's President/Chief Executive officer, Mr. Schaftlien, an independent contractor, to provide financial consulting services to the Company. In consideration for the services the Company agreed to pay Capital Consulting, Inc. compensation of $10,000 per month beginning February 2009 through July 2009 and $15,000 per month August 2009 through January 2010.

NOTE 10. SUBSEQUENT EVENT

Effective  May  13,  2009  the  Company  has  changed  its  name  to  Clean  Gen
Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The reports of Change G. Park CPA on our financial statements for each of the fiscal years ended March 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended March 31, 2009 and 2008, there were no disagreements between us and Chang G. Park, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park CPA to make reference thereto in their reports on our audited consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management, including Richard Novis, our President/Chief Executive Officer until August 18, 2008, Donald C. Cameron as our President/Chief Executive Officer from August 18, 2008 through November 17, 2008, Ralph Claussner, our President/Chief Executive Officer from November 17, 2008 through February 11, 2009, and Mark Schaftlein, our current President/Chief Executive Officer, and David Naylor, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Messrs. Novis, Cameron, Claussner, Schaftlein and Naylor concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to lack of audit committee. Such officers also confirmed that there was no change in our internal control over financial reporting during fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm, Chang G. Park, CPA regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROLS

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009; however, we do not currently have an audit committee and management recognizes this a material weakness which affect our internal control over financial reporting, management intend to remediate such material weakness before the end of the second quarter 2009."

ITEM 9A(T)

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name                   Age              Position with the Company
----                   ---              -------------------------

Mark Schaftlein         51     President, Chief Executive Officer and a Director

David Naylor            45     Chief Financial Officer

P. Andrew Jeschke       58     Chief Operating Officer

Richard Novis           58     Director

Darrin Holman           42     Director

Stephan Mohan           33     Director

Alan Lomax              27     Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

MARK SCHAFLEIN. Mr. Schaftlein has been our President/Chief Executive Officer and a member of our board of directors since February 11, 2009. For the past twenty years, Mr. Schaftlein has been involved in the consulting and financial services business. Since July 2000, Mr. Schaftlein has been the chief executive officer of Capital Consulting Inc., a financial consulting and advisory firm. Mr. Schaftlein has also been a consultant with Ocean Avenue Advisors LLC, which provided advisory services, and with IW Miller Group Inc. From approximately May 1997 until 2000, Mr. Schaftlein served as president and chief executive officer of Westmark Group Holdings Inc. During 2003 and 2004, Mr. Schaftlein served as a consultant and the chief financial officer of Far East Energy Corp.

Prior to starting Capital Consulting Inc. and joining Ocean Avenue Advisors LLC, Mr. Schaftlein spent eighteen years in financial services and mortgage banking with Citigroup as well as serving in various executive management positions with various publicly traded companies.Mr. Schaftlein is a 1980 graduate of Western Kentucky University with a degree in business administration

DAVID NAYLOR. Mr. Naylor has been our Chief Financial Officer and a member of our Board of Directors since October 29, 2008. He resigned as a member of our Board of Directors on June 8, 2009. For the past fifteen years, Mr. Naylor has been involved in financial management of private and public companies. Mr. Naylor has an extensive financial background, including accounting expertise, and an analytical ability to improve management practices. From approximately October 2003 to current date, Mr. Naylor was the chief financial officer of Silver Star Energy, which is a company that progressed from a start-up to a producing oil and gas company. From approximately September 2002 to October 2003, Mr. Naylor was a commodity tax auditor with the British Columbia Ministry of Provincial Revenue. Prior to 2002, Mr. Naylor was employed for over ten years by a large media publishing company. Mr. Naylor is a Certified Management Accountant (CMA) with over twenty years experience. Mr. Naylor graduated from the British Columbia Institute of Technology.

P. ANDREW JESCHKE. Mr. Jeschke has been our Chief Operating Officer since June 8, 2009. For the past twenty years, Mr. Jeschke has been involved with Millennium Energy Inc. in Montecito, California. Since October 1994, Mr. Jeschke has been the co-founder and owner of Millennium Energy Inc., where his responsibilities included conducting research, evaluating technologies, formulating strategies, developing business plans, publishing papers and acting as an advocate for the development of next-generation clean energy projects integrating conventional and renewable energy, process power, synthetic natural gas, coal-to-liquid, multi-generation and CO2 capture and storage technologies. Mr. Jeschke is involved with development of a flat-plate solar thermal project to pre-heat steam generator feedwater in California oilfields and large stationary grid-connected fuel cell power plants integrated into hothouse growers' operations to reduce natural gas usage and CO2 and pollutant emissions. He also independently developed the Cogen2, Certificate of Lifetime Emissions Offset and Gro-Gen concepts designed to let free markets force large-scale reductions in global pollution, water usage and CHG emissions. From approximately July 1985 through October 2005, Mr. Jeschke was the founder, chief executive officer, president, director and the exploration manager and consultant for Public and Private Independent Energy Operators. His responsibilities included organization of corporations and planned, funded and managed multi-million dollar energy projects. He performed or commissioned numerous proprietary engineering, geologic, geophysical, economic and environmental studies, technical reports, business plans, funding proposals, economic forecasts and due diligence reviews. He also performed statistical and economic analyses, geological research, geophysical testing and interpretation. From approximately July 1981 through July 1985, Mr. Jeschke was the interpretation geophysicist for Exxon Company USA, where he analyzed, integrated and interpreted geophysical and geological data, constructed subsurface structural and isopach maps and general exploratory oil and gas projects.

Mr. Jeschke earned a B.Sc in Geology, cum laude, in 1979, from the University of New Hampshire. He has earned numerous awards including Congressional Antarctic Service Medal of the United States in 1980, the Cum Laude Graduation Honors 1979 Bachelor of Science, the National Association General Contractors Scholarship 1976, 1977, the New Hampshire Lord Scholarship and Honorable Mention 1979 and

1980 in NSF Student Originated Research Competition and Graduate Fellowship Competition, respectively.

RICHARD NOVIS. Richard Novis has been one of our directors since our incorporation on November 17, 2004. He previously acted as our President/Chief Executive Officer/Chief Financial Officer/Secretary since our incorporation on November 17, 2004 and resigning August 18, 2008. Mr. Novis is a graduate of the Burnaby based British Columbia Institute of Technology where he earned a diploma in financial administration. He also completed additional courses in economics, marketing and human resources at the University of British Columbia in Vancouver and Simon Fraser University in Burnaby. From 1999 to present, Mr. Novis has acted as manager of 416398 B.C. Ltd dba Micro Cap et al, a private Vancouver, British Columbia based business involved in providing marketing, promotion and investor relations services to private and reporting companies. These services involve preparing promotional and investor relations materials, introducing clients to potential underwriters and financiers, and communicating with investment dealers, advisers and shareholders to increase awareness of and interest in the client companies. From July 2004 to present, he has also acted as president, secretary, treasurer and a director of International Oil & Gas Inc., a United States company involved in oil and gas exploration.

DARRIN HOLMAN. Mr. Holman has been on our Board of Directors since June 8, 2009. For the past ten years, Mr. Holman has been involved in project planning, execution and management. Mr. Holman's experience includes alternative energy and large construction projects. He managed the construction of the Tacke Wind Farm in Tehachapi, California, the then-largest wind farm development in California. He was also the millwright for Cal Energy Geothermal Plant in Sonoma, California, and for Redding Cogeneration Plant in Redding, California. From approximately January 2008 to present, Mr. Holman has been the project manager for the Holm Construction Company in Knoxville, Tennessee. From approximately January 2007 to January 2008, Mr. Holman was the construction and design manager for US Cellular Corporation. From approximately September 2005 to January 2008, Mr. Holman was the chief managing officer for Cool Springs Development & Construction LLC in Knoxville, Tennessee. From approximately March 2004 to September 2005, Mr. Holman was the project manager for Holm Court, LLC in Knoxville, Tennessee.

During  2001-2003,  Mr.  Holman  earned a Doctor  of  Ministry  and a Degree  of
Ministry - Pastoral Ministries from the Golden State School of Theology in Peterstown West Virginia. He also earned a Bachelor of Theology, Summa Cum Laude in 1999 from the Golden State School of Theology.

STEPHAN MOHAN. Mr. Mohan has been on our Board of Directors since June 8, 2009. For the past ten years, Mr. Mohan has held executive positions with experience in general operations, sales, business development and multi-channel product distribution involving both start-up and growth organizations. He has specific expertise with planning and forecasting, finance, marketing, profit and loss analysis, strategic large account selling, technical sales, and contracts and bids. From approximately November 2007 through February 2009, Mr. Mohan was the chief executive officer for Global Medical Research in Austin, Texas, in which he lead operations and strategic direction for full product portfolio. His responsibilities included all facets of corporate management. From approximately 2004 through 2007, Mr. Mohan was the vice president of business development for Frost & Sullivan in San Antonio, Texas, where he had responsibility over sales, production, personnel management and profit and loss for the healthcare practice. He orchestrated a successful growth rate managing over 18 direct reports at the director, sales management and strategic account levels. He lead the leadership team that transformed the business model from a transactional based model to a renewable based model. And, he developed, launched and implemented the first key account strategy initiative causing significant results in client satisfaction, retention and value. From approximately 1999 through 2004, Mr. Mohan was the national strategic accounts manager for Reed Business Information in Austin, Texas, where his duties included market planning and analysis. He lead a team of direct and broker sales representatives to further develop key corporate accounts.

Mr. Mohan earned a BA in Communications from Bridgewater State College in Bridgewater, Massachusetts. He is a Professional Selling Advisory Board Member - Texas State University McCoy School of Business

ALAN LOMAX. Mr. Lomax has been on our Board of Directors since June 8, 2009. For the past several years, Mr. Lomax has been involved with public companies in various executive positions. From approximately September 2006 to present, Mr. Lomax has been a managing member of First Financial Consultants during which he restructured struggling public companies share capital and management, located merger candidates and acquired custodianship of multiple public companies. From approximately September 2004 through August 2006, Mr. Lomax was a managing member of BDE, LLC, where he engaged in multiple joint ventures with market distribution networks and investors and assisted in acquisition of capital, investments, stock restructuring and business model revamps. During approximately December 2003 - August 2006, Mr. Lomax was the president of Hipoteca Sevilla Inc. where he provided various consulting services for over thirty public companies, reviewed business models for public company reverse merger candidates and successfully restructured and merged several public non-operating companies into established private companies. From approximately December 2004 through August 2006, Mr. Lomax was the chief executive officer for Terra Trema Inc. From approximately January 2003 - August 2006, Mr. Lomax was a principal for 3D Intel Inc., which was a litigation intelligence company specializing in providing decisive case information for law firms.

Mr. Lomax has co-authored "Naked Short Selling: The Illegal Hacking of the U.S. Financial System". He earned a BA in Economics from the University of Texas at Austin in 2004 and will graduate from the Texas Wesleyan School of Law in 2010.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. However, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange

Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2009..

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended March 31, 2009, 2008 and 2007 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                        Stock       Option        Plan         Compensation     All Other
 Position           Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------           ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Richard Novis       2007      -0-        -0-        -0-         -0-           --               --              --            -0-
prior President     2008      -0-        -0-        -0-         -0-           --               --              --            -0-
and CEO             2009      -0-        -0-        -0-         -0-           --               --              --            -0-

Donald C. Cameron   2009      -0-        -0-        -0-         -0-           --               --              --            -0-
prior President
and CEO

Ralph Claussner     2009      -0-        -0-        -0-         -0-           --               --              --            -0-
prior President
and CEO

Mark Schaftlein     2009    $15,000      -0-        -0-         -0-           --               --              --         $15,000
current President
and CEO

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2009

The following table sets forth information as at March 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                        Option Awards                                                   Stock Awards
            -----------------------------------------------------------------         --------------------------------------------
                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                             Equity        Plan
                                                                                                            Incentive     Awards:
                                                                                                              Plan       Market or
                                                                                                             Awards:      Payout
                                               Equity                                                       Number of    Value of
                                              Incentive                              Number                 Unearned     Unearned
                                             Plan Awards;                              of        Market      Shares,      Shares,
             Number of        Number of       Number of                              Shares     Value of    Units or     Units or
             Securities       Securities      Securities                             or Units   Shares or     Other        Other
             Underlying       Underlying      Underlying                             of Stock    Units of     Rights      Rights
             Unexercised      Unexercised     Unexercised     Option      Option       That     Stock That     That         That
              Options           Options        Unearned      Exercise   Expiration   Have Not    Have Not    Have Not     Have Not
Name        Exercisable(#)  Unexercisable(#)   Options(#)    Price($)      Date      Vested(#)   Vested($)   Vested(#)    Vested(#)
----        --------------  ----------------   ----------    --------      ----      ---------   ---------   ---------    ---------
Richard         -0-               -0-             -0-                                   -0-         -0-         -0-          -0-
Novis,
prior
President
and CEO

Donald C.       -0-               -0-             -0-                                   -0-         -0-         -0-          -0-
Cameron,
prior
President
and CEO

Ralph           -0-               -0-             -0-                                   -0-         -0-         -0-          -0-
Clasussner,
prior
President
and CEO

Mark            -0-               -0-             -0-                                   -0-         -0-         -0-          -0-
Schaftlein,
current
President
and CEO

The following table sets forth information relating to compensation paid to our directors during fiscal year ended March 31, 2009, 2008 and 2007:

                          DIRECTOR COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                             Fees                                Non-Equity        Nonqualified
                            Earned                                Incentive         Deferred
                           Paid in      Stock       Option          Plan           Compensation        All Other
    Name                    Cash($)    Awards($)   Awards($)    Compensation($)     Earnings($)      Compensation($)    Total($)
    ----                    -------    ---------   ---------    ---------------     -----------      ---------------    --------
Richard Novis       2007      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
current member      2008      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
                    2009      -0-         -0-          -0-            -0-              -0-                 -0-             -0-

Donald C. Cameron,  2009      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
prior member

Ralph Claussner,    2009      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
prior member

David Naylor,       2009      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
prior member

Mark Schaftlein,    2009      -0-         -0-          -0-            -0-              -0-                 -0-             -0-
current member

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this  Annual  Report,  we have  entered  into  the  Consulting
Agreement with our President/'Chief Executive Officer, Mark Schaftlein, as follows. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

PRESIDENT/CHIEF EXECUTIVE OFFICER

Effective February 13, 2009, our Board of Directors approved and authorized the execution of the Financial Consultant Agreement. In accordance with the terms and provisions of the Financial Consultant Agreement: (i) Mr. Schaftlein through CCI shall perform any such services as required in his executive capacity as our President/Chief Executive Officer including, but not limited to: (a) completing an analysis of the business and industry together with a comprehensive background report summarizing our financial profile, (b) work with us to secure additional equity participants or merger and acquisition candidates to increase business, and (c) seek additional business relationships beneficial to us; and
(ii) we shall pay to Mr. Schaftlein through CCI the monthly sum of $10,000 from February 2009 through July 2009 and the monthly sum of $15,000 from August 2009 through January 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 99,720,000 shares of common stock issued and outstanding.

   Name and Address                           Amount and Nature of              Percentage of
 of Beneficial Owner(1)                      Beneficial Ownership(1)        Beneficial Ownership
 ----------------------                      -----------------------        --------------------
DIRECTORS AND OFFICERS:

Mark Schaftlein                                            0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

David Naylor                                               0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

Richard Novis                                              0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

P. Andrew Jeschke                                          0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

   Name and Address                           Amount and Nature of              Percentage of
 of Beneficial Owner(1)                      Beneficial Ownership(1)        Beneficial Ownership
 ----------------------                      -----------------------        --------------------

Darrin Holman                                              0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

Stephan Mohan                                              0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

Alan Lomax                                                 0                            0%
8655 East Via De Ventura, Suite G200
Scottsdale, Arizona 85258

10% OR GREATER SHAREHOLDERS:

Braemar Limited                                   27,000,000                        27.08%
27 Reid Street
Hamilton, Bermuda HM 11

Med Ventures Limited (2)                          27,000,000                        27.08%
27 Reid Street
Hamilton, Bermuda HM 11

All executive officers and directors              27,000,000                        27.08%
 as a group (7 persons)

----------
*     Less than one percent.
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 99,720,000 shares issued and outstanding. Beneficial ownership amounts reflect the 2008 Forward Stock Split and the 2009 Forward Stock Split.
(2) These shares are held of record by Med Ventures Limited, a trust organized under the laws of Bermuda of which David Naylor, our Chief Financial Officer, is the beneficiary. Mr. Naylor does not have dispositive or voting rights over the shares.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2008.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have verbally agreed to pay certain of our executive officers and directors compensation for services rendered as follows:.

PRESIDENT/CHIEF EXECUTIVE OFFICER

Effective February 13, 2009, our Board of Directors approved and authorized the execution of the Financial Consultant Agreement. In accordance with the terms and provisions of the Financial Consultant Agreement: (i) Mr. Schaftlein through CCI shall perform any such services as required in his executive capacity as our President/Chief Executive Officer including, but not limited to: (a) completing an analysis of the business and industry together with a comprehensive background report summarizing our financial profile, (b) work with us to secure additional equity participants or merger and acquisition candidates to increase business, and (c) seek additional business relationships beneficial to us; and
(ii) we shall pay to Mr. Schaftlein through CCI the monthly sum of $10,000 from February 2009 through July 2009 and the monthly sum of $15,000 from August 2009 through January 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended March 31, 2009, we incurred approximately $10,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2009 and for the review of our financial statements for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

During fiscal year ended March 31, 2008, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2008 and for the review of our financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

During fiscal year ended March 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                    PART IV

ITEM 15. EXHIBITS

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

----------
(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on May 19, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHERN EXPLORATIONS LTD.


Dated: June 28, 2009                        By: /s/ MARK SCHAFTLEIN
                                                --------------------------------
                                                Mark Schaftlein, President/Chief
                                                Executive Officer


Dated: June 28, 2009                        By: /s/ DAVID NAYLOR
                                                --------------------------------
                                                David Naylor, Chief Financial
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 28, 2009                        By: /s/ MARK SCHAFTLEIN
                                                --------------------------------
                                                Director