Form 10-Q
period 2009-06-30
Northern Explorations Ltd.
filed 2009-09-18
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2009

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                       Commission File Number: 333-125068


                           Northern Explorations, Ltd.
             (Exact name of registrant as specified in its charter)

         Nevada                                                 26-3633813
(State of incorporation)                                (IRS Employer ID Number)

           9002 Green Oaks Circle, 2nd Floor, Dallas, Texas 75243-7212
                    (Address of principal executive offices)

                                 (866) 570-9822
                           (Issuer's telephone number)

Copies of all communications including all communications sent to the agent for service of process should be sent to:

                      Blair Krueger, Esq., Attorney at Law
                             The Krueger Group, LLP
               5771 La Jolla Boulevard, La Jolla, California 92037
               Telephone: (858) 456-2811 Facsimile: (858) 456-2540
                        E-mail: blair@thekruegergroup.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 17, 2009: 99,720,000

                           NORTHERN EXPLORATIONS, LTD.

                  Form 10-Q for the Quarter ended June 30, 2009

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1 -  Financial Statements                                              3

  Item 2 -  Management's Discussion and Analysis or Plan of Operation        13

  Item 3 -  Quantitative and Qualitative Disclosures about Market Risk       16

  Item 4 -  Controls and Procedures                                          16

PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                                17

  Item 1A - Risk Factors                                                     17

  Item 2 -  Recent Sales of Unregistered Securities and Use of Proceeds      17

  Item 3 -  Defaults upon Senior Securities                                  18

  Item 4 -  Submission of Matters to a Vote of Security Holders              18

  Item 5 -  Other Information                                                18

  Item 6 -  Exhibits                                                         18

SIGNATURES                                                                   19

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                                 BALANCE SHEETS
                     As of June 30, 2009 and March 31, 2009

                                                                            (Unaudited)          (Audited)
                                                                              June 30,            March 31,
                                                                                2009                2009
                                                                              ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                                    $   2,002           $     620
                                                                              ---------           ---------

      TOTAL CURRENT ASSETS                                                        2,002                 620
                                                                              ---------           ---------

      TOTAL ASSETS                                                            $   2,002           $     620
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable - trade                                                    $  21,236           $  18,670
  Other accrued liabilities                                                     103,928              53,978
  Loans from related party                                                      244,500              98,500
                                                                              ---------           ---------

      TOTAL LIABILITIES                                                         369,664             171,098
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0..001 par value
   150,000,000 shares authorized. 99,720,000 shares issued and
   outstanding, as of June 30, 2009 and March 31, 2009, respectively             99,720              99,720
  Additional paid-in capital                                                    (67,720)            (67,720)
  Deficit accumulated during development stage                                 (399,662)           (202,478)
                                                                              ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                              (367,662)           (170,478)
                                                                              ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   2,002           $     620
                                                                              =========           =========


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended June 30, 2009 and 2008 and
     Period from November 17, 2004 (date of inception) through June 30, 2009

                                   (Unaudited)

                                                                                                  Period from
                                                                                               November 17, 2004
                                                    Three months           Three months       (date of inception)
                                                       ended                  ended                 through
                                                      June 30,               June 30,               June 30,
                                                        2009                   2008                   2009
                                                    ------------           ------------           ------------
REVENUES                                            $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  General and administrative expenses                    197,184                  8,496                399,662
                                                    ------------           ------------           ------------

      TOTAL OPERATING EXPENSES                           197,184                  8,496                399,662
                                                    ------------           ------------           ------------

INCOME FROM OPERATIONS                                  (197,184)                (8,496)              (399,662)

PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                                (197,184)                (8,496)              (399,662)

OTHER COMPREHENSIVE INCOME                                    --                     --                     --
                                                    ------------           ------------           ------------

COMPREHENSIVE LOSS                                  $   (197,184)          $     (8,496)          $   (399,662)
                                                    ============           ============           ============

Loss per weighted-average share of common stock
 outstanding, computed on net loss - basic and
 fully diluted                                               nil                    nil
                                                    ============           ============

Weighted-average number of shares of common
 stock outstanding - basic and fully diluted          99,720,000             99,720,000
                                                    ============           ============


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 2009 and 2008 and
     Period from November 17, 2004 (date of inception) through June 30, 2009

                                   (Unaudited)

                                                                                                    Period from
                                                                                                 November 17, 2004
                                                            Three months        Three months    (date of inception)
                                                               ended               ended              through
                                                              June 30,            June 30,            June 30,
                                                                2009                2008                2009
                                                              ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $(197,184)          $  (8,496)          $(399,662)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Increase in accounts payable and other
      accrued liabilities                                        52,566               8,478             125,164
                                                              ---------           ---------           ---------

      NET CASH USED IN OPERATING ACTIVITIES                    (144,618)                (18)           (274,498)
                                                              ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                  --                  --
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loan from related party                           146,000                  --             244,500
  Sale of common stock                                               --                  --              32,000
                                                              ---------           ---------           ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                 146,000                  --             276,500
                                                              ---------           ---------           ---------

INCREASE IN CASH                                                  1,382                 (18)              2,002

Cash at beginning of period                                         620                 270                  --
                                                              ---------           ---------           ---------

CASH AT END OF PERIOD                                         $   2,002           $     252           $   2,002
                                                              =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                             $      --           $      --           $      --
                                                              =========           =========           =========
  Income taxes paid during the period                         $      --           $      --           $      --
                                                              =========           =========           =========


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BACKGROUND AND DESCRIPTION OF BUSINESS

Northern Explorations, Ltd. (Company) was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception.

On March 30, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name from "Northern Explorations, Ltd." to "Clean Gen Corporation" to better reflect the inclusion of anticipated additional business operations involving clean energy alternatives. On May 12, 2009, an amendment was filed with the Nevada Secretary of State changing our name to "Clean Gen Corporation.." On June 8, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name back to "Northern Explorations, Ltd." based upon an analysis that substantially all of the business operations would remain as a natural resources exploration company. On June 25, 2009, an amendment was filed with the Nevada Secretary of State changing our name back to "Northern Explorations, Ltd."

The Company has never generated revenues or fully implemented its business plan and is considered a "Development Stage Company" as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT PREPARATION

The unaudited financial statements have been prepared by Northern Explorations, Ltd. according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 29, 2009.

BASIS OF ACCOUNTING

The Company's policy is to use the accrual method of accounting and to prepare and present the consolidated financial statements in accordance with accounting principles generally accepted in the United States.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company adopted SFAS 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard partially in 2008 for financial assets and liabilities measured at fair value on a recurring basis due to the deferral period provided by FSP 157-2, EFFECTIVE DATE OF SFAS 157. Subsequently, the Company adopted the standard for non-financial assets and liabilities measured at fair value on a nonrecurring basis in the current year. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three tiered approach..

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table represents the financial instruments measured at fair value on a recurring basis on the consolidated financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of the financial instruments:

                                             Fair Value Measurements at Reporting Date Using (unaudited)
                                             -----------------------------------------------------------
                                                Quoted Prices in    Significant
                                                 Active Markets        Other          Significant
                                Balance at       for Identical       Observable       Unobservable
                                 June 30,           Assets            Inputs            Inputs
Description                        2009            (Level 1)         (Level 2)         (Level 3)
-----------                      --------          --------          --------          --------
Bank time deposits               $     --          $     --          $     --          $     --
Assets-derivative                      --                --                --                --
                                 --------          --------          --------          --------
      Total assets               $     --          $     --          $     --          $     --
                                 ========          ========          ========          ========

Liabilities-derivative           $     --                --          $     --          $     --
                                 --------          --------          --------          --------
      Total liabilities          $     --                --          $     --          $     --
                                 ========          ========          ========          ========

At June 30, 2009, the carrying value of the financial instruments measured and classified within Level 1 are based on quoted prices and marked to market. As of June 30, 2009 there are no unrealized gains or losses required to be recorded as related to these investments.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2009.

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $399,662 since inception and further losses are anticipated in the development of its business plan. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock and no shares of preferred stock. The Company's inability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's controlling stockholders may have to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's controlling stockholders to have the resources available to support the Company. At the current time, it is uncertain if the Company's controlling stockholders will provide additional resources to support the corporate entity and satisfy existing debts and obligations.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. ORGANIZATION AND FORMATION COSTS

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

3. MINERAL PROPERTY COSTS

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

4. ENVIRONMENTAL COSTS

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

5. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

   Effective January 1, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of this interpretation did not have a material impact on our financial statements.

6. INCOME (LOSS) PER SHARE

   Basic income (loss) per share excludes dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

   Diluted income (loss) per share reflects the potential dilution that could occur from the following items:

     * Convertible debentures where the effect of those securities are dilutive;
     *    Dilutive stock options; and
     *    Dilutive common stock warrants.

   As the Company has incurred losses, since it has none of the above it has not needed to exclude shares related to convertible debentures, stock options or warrants from its calculation of diluted net loss per share, as most likely the effect of their inclusion would be anti-dilutive if so issued.

7. NEW ACCOUNTING PRONOUNCEMENTS

   In June 2009, FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards and all other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this guidance in the interim period beginning January 1, 2010 and it is not expected to have a material impact on the Company's condensed consolidated financial results.

   In May 2009, FASB issued SFAS No. 165, "Subsequent Events." This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this guidance in the interim period beginning April 1, 2009 and has included all necessary disclosures.

   In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51," which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent, in addition to the change in accounting and reporting requirement for deconsolidated subsidiaries. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

   FASB Statement No. 157 (FAS 157), "Fair Value Measurements," issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective January 1, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

   In December 2007, the FASB revised Statement No. 141 (FAS 141R), "Business Combinations," which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for the Company's fiscal 2009 beginning January 1, 2009. The Company is in the process of determining the effects, if any, the adoption of FAS 141R will have on its consolidated financial statements.

   In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for the Company's third quarter of fiscal 2009, as the Company has not elected to early adopt either FSP. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

8. SUBSEQUENT EVENTS

   In May 2009, FASB issued SFAS No. 165, "Subsequent Events.." This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - MINERAL PROPERTY

Pursuant to a mineral property option agreement dated January 4, 2005, and amended on December 31, 2006, the Company was granted an option to acquire the sole and exclusive right, privilege and option to explore the claim together with the sole and exclusive right, privilege and option to purchase a 90% interest in the Cade Claim located in the Nicola Mining Division, British Columbia, Canada. On December 31, 2007, our interest in the Cade Mineral Claim lapsed due to our inability to incur minimum exploration expenditures on the Cade Mineral Claim.

NOTE G- LOANS FROM RELATED PARTY

Since inception through the period ended June 30, 2009, a former director and a principal shareholder of the Company, has advanced the Company aggregate funds totaling approximately $244,500. The balance is unsecured and has terms of a 6% interest rate with repayment to be made on, or prior to, June 22, 2010.

NOTE H - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was no decrease to retained earnings.

At June 30, 2009, the Company had approximately $400,000 of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states' NOL's. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

NOTE I - CAPITAL STOCK TRANSACTIONS

On July 14, 2008, the Company authorized and approved a forward stock split of six for one (6:1) of the total issued and outstanding shares of common stock. This forward stock split increased issued and outstanding shares of common stock from 5,540,000 to 33,240,000 shares of common stock.

On March 30, 2009, the Company authorized and approved a forward stock split of three for one (3:1) of the total issued and outstanding shares of common stock. This forward stock split increased issued and outstanding shares of common stock from 33,240,000 to 99,720,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

NOTE J - COMMITMENTS AND CONTINGENCIES

On February 5, 2009, the Company entered into a consulting agreement with Capital Consulting, Inc. to provide financial consulting and managerial support services to the Company. Mr. Mark Schaftlein, Capital Consulting, Inc.'s controlling shareholder has been designated as the Company's Chief Executive Officer in accordance with this agreement. In consideration for the services the Company agreed to pay Capital Consulting, Inc. compensation of $10,000 per month beginning February 2009 through July 2009 and $15,000 per month August 2009 through January 2010. The Company is delinquent in satisfying its obligations under this agreement.

On June 6, 2009, the Company entered into a consulting agreement with Mr. Daniel Hodges to provide the following services to the Company:

     a) Search, locate, interview and recommend to the board certain management team members for appointment/election to positions required by the client.
     b) Assist management with structuring a stock option plan and other corporate changes as required.
     c)   Review and provide advice on potential business transactions.

Pursuant to the terms of this agreement, the Company will pay Mr. Hodges approximately $75,000 cash, payable in full and non-refundable and deemed earned upon execution of the agreement. On June 23, 2009, the Company paid $70,000 cash to Mr. Hodges and, as of June 30, 2009, there was $5,000 remaining to be paid under the terms of the consulting agreement. The Company is delinquent in satisfying its obligations under this agreement.

On June 30, 2009, the Company entered into a consulting agreement with S. W. Hatfield, CPA to provide financial consulting and managerial support services to the Company. Mr. Scott Hatfield, S. W. Hatfield, CPA's principal, has been designated as the Company's Chief Financial Officer in accordance with this agreement. In consideration for the services the Company agreed to pay S. W. Hatfield, CPA compensation of $3,000 per month beginning July 1, 2009 for a term of 12 months. The Company is delinquent in satisfying its obligations under this agreement.

Former management of the Company has negotiated settlement and payment plans with its various vendors. The Company has not generated the necessary resources to satisfy these items nor has it been able to secure financing and the Company is delinquent in satisfying its obligations under these arrangements.

NOTE K - SUBSEQUENT EVENT

On July 14, 2009, the Company entered into a Farm-in Agreement with Dominus Energy, A. G. (a corporation domiciled in Switzerland) by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling 638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, the Company was to be obligated to pay Dominus the amount of $475,000 to be memorialized in a promissory note (the "Note") which would mature and become due and payable on July 13, 2011. The Note was never executed by the Company and the obligation to sign the Note no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only supposed to be payable by the Company in the event of "successful [test] well completion.." In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit
2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is expressly incorporated herein by reference.

On July 28, 2009, the Company entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early June 2009. Under the Option Agreement, we may exercise our option until October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 29, 2009, and is expressly incorporated herein by reference. There can be no assurance that any income or assets may be obtained from this Option Agreement nor will the Company realize anything other than a loss relative to the Option Agreement.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are "forward-looking statements" as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will", "expects", "estimates," "projects," "positioned," "strategy," "outlook," and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2009. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

(2)  GENERAL

Northern Explorations, Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "NORT.OB".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

(3) RESULTS OF OPERATIONS

The Company has had no revenues for the three month periods ended June 30, 2009 and 2008 nor for the period from November 17, 2004 (date of inception) through June 30, 2009.

General and administrative expenses for the respective three month periods ended June 30, 2009 and 2008 were approximately $197,000 and $8,500. These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. The Company has identified some limited options within its business niche, however they have not panned out to be of any success.

Earnings per share for the respective three month periods ended June 30, 2009 and 2008, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.

At June 30, 2009 and March 31, 2009, the Company had a working capital deficit of approximately $368,000 and $170,000, respectively.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's controlling stockholders may have to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company are controlling stockholders to have the resources available to support the Company. At the current time, it is uncertain if the

Company's controlling stockholders will provide additional resources to support the corporate entity and satisfy existing debts and obligations.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for a business transaction in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(3) PLAN OF BUSINESS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in the United States and within North America.

DOMINUS ENERGY AG

Effective October 31, 2008, our Board of Directors approved an engagement letter dated October 21, 2008 (the "Engagement Letter") with Dominus Energy AG ("Dominus"). In accordance with the terms and provisions of the Engagement Letter, we will enter into a formal agreement with Dominus pursuant to which Dominus will introduce to us certain energy and petroleum opportunities and projects located in North America to participate in either for purchase, farm-in, joint venture and or variable interest holder.

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

During our fiscal year ended March 31, 2009, our primary activity and focus was the consummation of the transaction with Dominus and reviewing potential acquisitions in the natural resources sector. As of the date of our Annual Report and through the date of this Quarterly Report, we are currently reviewing potential acquisitions in the natural resource sector. We are in the process of completing certain due diligence investigations of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. We anticipate that over the next twelve months, we will incur approximately $15,000 pertaining to the review of various potential asset acquisitions as well as an additional $15,000 on administrative fees. The administrative fees to be incurred will relate to compliance with reporting obligations. Please note that all past amounts regarding the monthly fee of $15,000 payable to Dominus were cancelled in favor of moving forward with consideration to be given to this past forgiveness of payment obligations in future agreements

In the event we locate a viable prospect and consummate acquisition of an interest, we will conduct mineral property exploration. Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

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

On July 14, 2009, we entered into a Farm-in Agreement with Dominus by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling

638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, we were to be obligated to pay Dominus the amount of $475,000 to be memorialized in a proposed promissory note (the "Note") which would mature and become due and payable on July 13, 2011. The Note was never executed by us and the obligation to sign the Note no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only supposed to be payable by us in the event of "successful [test] well completion". In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is expressly incorporated herein by reference.

On July 28, 2009, we entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early July 2009. Under the Option Agreement, we may exercise our option until October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as
Exhibit 10.1 to a Current Report on Form 8-K filed by us on July 29, 2009, and is expressly incorporated herein by reference.

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

We will require significant additional funding to implement our proposed future business activities.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

The Company is in default under meeting various financial obligations related to management and financial consulting support. Further, the Company is in default on several oral agreements related to the payment of delinquent accounts payable. Without proper attention, any or all of these agreements could leave the Company vulnerable to a lack of management oversight, inability to obtain operating supplies from vendors and/or potential litigation, including involuntary bankruptcy proceedings.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's controlling stockholders may have to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company are controlling stockholders to have the resources available to support the Company. At the current time, it is uncertain if the Company's controlling stockholders will provide additional resources to support the corporate entity and satisfy existing debts and obligations.

The Company has no current plans, proposals, arrangements or understandings with respect to any other potential business transaction. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5) CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements..

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them as necessary. Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

During the quarter ended June 30, 2009, a press release, unknown to management and unapproved by management, was distributed to the general public without the filing of a Current Report on Form 8-K or without compliance with various fact checking protocols. Corrective action was taken by management through the filing of a Current Report on Form 8-K on July 29, 2009. There were no other significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Corrective Actions

Management has taken steps to assure that the Company's investor relations firm issues no document without the express approval of the Company's management and that no press release may be issued without legal counsel review for the need to concurrently file a Current Report on Form 8-K. Further, management has notified all potential sources for press releases as to the only authorized corporate officers empowered to authorize any information on the Company to the general public outside the Company's compliance with the Securities Exchange Act of 1934, as amended.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company's business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at June 30, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

ITEM 1A - RISK FACTORS

There are no material changes from risk factors disclosed in our Form 10-K for the year ended March 31, 2009, as filed on June 29, 2009.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

RESIGNATIONS

Reference is made to a Current Report on Form 8-K filed on June 17, 2009 noting that the Board of Directors accepted the resignation of David Naylor as a member of the Board of Directors of the Company. On June 24, 2009, Mr. Naylor resigned as the Company's Chief Financial Officer.

Reference is made to a Current Report on Form 8-K filed on August 27, 2009 noting that the Board of Directors accepted the resignations of Mssrs. Mark
Schaftlein, former Chief Executive Officer and Mr. Scott W. Hatfield, CPA, former Chief Financial Officer, effective the 24th of August, 2009.

APPOINTMENTS

Reference is made to our Current Report on Form 8-K filed on June 17, 2009 noting appointments to our Board of Directors.

On June 30, 2009, we entered into a consulting agreement with S. W. Hatfield, CPA, a certified public accounting firm located in Dallas, Texas, to provide financial consulting and managerial support services to the Company. Mr. Hatfield has of August 24, 2009 resigned as Chief Financial Officer.

On September 14, 2009 the Board of Directors retained the services of Mr. Kenneth Yonika, CPA as interim Chief Executive Officer and Chief Financial Officer. Mr. Yonika provides his services as a financial expert in the public markets to several companies. In addition to his role as a consultant Mr. Yonika sits on several privately held and venture backed company boards. Mr. Yonika was a former Big Eight certified public accountant with over 20 years of public company experience.

INFORMATION STATEMENT UNDER SECTION 14(C) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

No reports required.

ITEM 6 - EXHIBITS

14.1 Code of Ethics
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer


                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NORTHERN EXPLORATIONS, LTD.


Dated: September 18, 2009                     /s/ KENNETH J. YONIKA
                                              ----------------------------------
                                              Kenneth J. Yonika, CPA
                                              Interim Chief Executive Officer
                                              And Chief Financial Officer