Form 10-Q
period 2009-09-30
Northern Explorations Ltd.
filed 2009-11-23
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2009

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 23, 2009: 99,720,000

                           NORTHERN EXPLORATIONS, LTD.

               Form 10-Q for the Quarter ended September 30, 2009

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1  -  Financial Statements                                             3

  Item 2  -  Management's Discussion and Analysis or Plan of Operation       14

  Item 3  -  Quantitative and Qualitative Disclosures about Market Risk      17

  Item 4  -  Controls and Procedures                                         17

PART II - OTHER INFORMATION

  Item 1  -  Legal Proceedings                                               18

  Item 1A - Risk Factors                                                     19

  Item 2  -  Recent Sales of Unregistered Securities and Use of Proceeds     19

  Item 3  -  Defaults upon Senior Securities                                 19

  Item 4  -  Submission of Matters to a Vote of Security Holders             19

  Item 5  -  Other Information                                               19

  Item 6  -  Exhibits                                                        19

SIGNATURES                                                                   20

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                                 BALANCE SHEETS
                   As of September 30, 2009 and March 31, 2009


                                                                            (Unaudited)          (Audited)
                                                                            September 30,         March 31,
                                                                                2009                2009
                                                                              ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                                    $      --           $     620
                                                                              ---------           ---------

      TOTAL CURRENT ASSETS                                                           --                 620
                                                                              ---------           ---------

      TOTAL ASSETS                                                            $      --           $     620
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable - trade                                                    $  25,167           $  18,670
  Other accrued liabilities                                                     145,808              53,928
  Bank overdraft payable                                                            270                  --
  Loans from related party and other                                            279,500              98,500
                                                                              ---------           ---------

      TOTAL LIABILITIES                                                         450,745             171,098
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.001 par value
   150,000,000 shares authorized. 99,720,000 shares issued and
   outstanding, as of September 30, 2009 and March 31, 2009, respectively        99,720              99,720
  Additional paid-in capital                                                    (67,720)            (67,720)
  Deficit accumulated during development stage                                 (482,745)           (202,478)
                                                                              ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                              (450,745)           (170,478)
                                                                              ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      --           $     620
                                                                              =========           =========


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        Three months and six months ended September 30, 2009 and 2008 and
  Period from November 17, 2004 (date of inception) through September 30, 2009

                                   (Unaudited)

                                                                                                             Period from
                                                                                                          November 17, 2004
                                        Three months     Three months      Six months       Six months   (date of inception)
                                           ended            ended            ended            ended            through
                                        September 30,    September 30,    September 30,    September 30,     September 30,
                                            2009             2008             2009             2008              2009
                                        ------------     ------------     ------------     ------------      ------------
REVENUES                                $         --     $         --     $         --     $         --      $         --
                                        ------------     ------------     ------------     ------------      ------------
OPERATING EXPENSES
  General and administrative expenses         83,083            5,517          280,267           14,013           482,745
                                        ------------     ------------     ------------     ------------      ------------

      TOTAL OPERATING EXPENSES                83,083            5,517          280,267           14,013           482,745
                                        ------------     ------------     ------------     ------------      ------------

INCOME FROM OPERATIONS                       (83,083)          (5,517)        (280,267)         (14,013)         (482,745)
PROVISION FOR INCOME TAXES                        --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

NET LOSS                                     (83,083)          (5,517)        (280,267)         (14,013)         (482,745)
OTHER COMPREHENSIVE INCOME                        --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

COMPREHENSIVE LOSS                      $    (83,083)    $     (5,517)    $   (280,267)    $    (14,013)     $   (482,745)
                                        ============     ============     ============     ============      ============
Loss per weighted-average share of
 common stock outstanding, computed
 on net loss - basic and fully diluted           nil              nil              nil              nil
                                        ============     ============     ============     ============
Weighted-average number of shares of
 common stock outstanding - basic
 and fully diluted                        99,720,000       99,720,000       99,720,000       99,720,000
                                        ============     ============     ============     ============


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
               Three months ended September 30, 2009 and 2008 and
  Period from November 17, 2004 (date of inception) through September 30, 2009

                                   (Unaudited)

                                                                                                         Period from
                                                                                                      November 17, 2004
                                                                 Six months          Six months      (date of inception)
                                                                   ended               ended              through
                                                                September 30,       September 30,       September 30,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                         $(280,267)          $ (14,013)          $(482,745)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Increase in accounts payable and other accrued liabilities      98,377                (467)            170,975
                                                                  ---------           ---------           ---------

      NET CASH USED IN OPERATING ACTIVITIES                        (181,890)            (14,480)           (311,770)
                                                                  ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                  --                  --
                                                                  ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loan from related party                               181,000              20,000             279,500
  Bank overdraft                                                        270                  --                 270
  Sale of common stock                                                   --                  --              32,000
                                                                  ---------           ---------           ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                     181,270              20,000             311,770
                                                                  ---------           ---------           ---------

INCREASE (DECREASE) IN CASH                                            (620)              5,520                  --

Cash at beginning of period                                             620                 270                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $      --           $   5,790           $      --
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                                 $      --           $      --           $      --
                                                                  =========           =========           =========
  Income taxes paid during the period                             $      --           $      --           $      --
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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $482,745 since inception and further losses are anticipated in the development of its business plan. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-01, Topic 105 -- Generally Accepted Accounting Principles -- amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

     In June 2009, the FASB issued Accounting Standards Update No. 2009-02, Omnibus Update--Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-03, SEC Update -- Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments -- Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities." The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) -- Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

     In June 2009, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards and all other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this guidance in the interim period beginning January 1, 2010 and it is not expected to have a material impact on the Company's condensed consolidated financial results.

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

     In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51," which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent, in addition to the change in accounting and reporting requirement for deconsolidated subsidiaries. The Company has adopted this guidance in the year beginning April 1, 2009 without material impact.

     FASB Statement No. 157 (FAS 157), "Fair Value Measurements," issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective January 1, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company has adopted this guidance in the year beginning April 1, 2009 without material impact.

     In December 2007, the FASB revised Statement No. 141 (FAS 141R), "Business Combinations," which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for the Company's fiscal 2009 beginning April 1, 2009. The Company is in the process of determining the effects, if any, the adoption of FAS 141R will have on its consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for the Company's third quarter of fiscal 2009, as the Company has not elected to early adopt either FSP. The Company has adopted this guidance in the year beginning April 1, 2009 without material impact.

8. SUBSEQUENT EVENTS

     In May 2009, FASB issued SFAS No. 165, "Subsequent Events.." This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through November 16, 2009.

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

NOTE F - OPTION PURCHASE AGREEMENT

On July 14, 2009, the Company entered into a Farm-in Agreement with Dominus Energy, A. G. (a corporation domiciled in Switzerland) by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling 638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, the Company was to be obligated to pay Dominus the amount of $475,000 to be memorialized in a promissory note (the "Note") which would mature and become due and payable on July 13, 2011. The Note was never executed by the Company and the obligation no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only supposed to be payable by the Company in the event of "successful [test] well completion.." In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is expressly incorporated herein by reference.

On July 28, 2009, the Company entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early June 2009. Under the Option Agreement, we may exercise our option through October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 29, 2009, and is expressly incorporated herein by reference. The Company on October 31, 2009 failed to exercise its option under the agreement and therefore has let the Option Agreement lapse. The Company is currently not pursuing other business opportunities with Dominus Energy A. G. or other energy business at this time.

NOTE G - LOANS FROM RELATED PARTY AND OTHER

Since inception through the period ended September 30, 2009, a former director and two shareholders of the Company, have advanced the Company aggregate funds totaling approximately $279,500. The balances are unsecured and interest free with no repayment terms.

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

At September 30, 2009, the Company had approximately $500,000 of federal net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states' NOL's. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

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

NOTE J - COMMITMENTS AND CONTINGENCIES

On February 5, 2009, the Company entered into a consulting agreement with Capital Consulting, Inc. to provide financial consulting and managerial support services to the Company. Mr. Mark Schaftlein, Capital Consulting, Inc.'s controlling shareholder has been designated as the Company's Chief Executive Officer in accordance with this agreement. In consideration for the services the Company agreed to pay Capital Consulting, Inc. compensation of $10,000 per month beginning February 2009 through July 2009 and $15,000 per month August 2009 through January 2010. Mr. Schaftlein resigned from his position as Chief Executive Officer of the Company on August 24, 2009 thereby terminating his agreement. The Company has recorded an outstanding obligation of $60,000 under this agreement as of September 30, 2009.

On June 30, 2009, the Company entered into a consulting agreement with S. W. Hatfield, CPA to provide financial consulting and managerial support services to the Company. Mr. Scott Hatfield, S. W. Hatfield, CPA's principal, has been designated as the Company's Chief Financial Officer in accordance with this agreement. In consideration for the services the Company agreed to pay S. W. Hatfield, CPA compensation of $3,000 per month beginning July 1, 2009 for a term of 12 months. Mr. Hatfield resigned from his position as Chief Financial Officer of the Company on August 24, 2009 thereby terminating his agreement. The
Company has recorded an outstanding obligation of $6,000 under this agreement as of September 30, 2009.

On September 14, 2009 the Board of Directors retained the services of Mr. Kenneth Yonika, CPA as interim Chief Executive Officer and Chief Financial Officer. Mr. Yonika provides his services to the Company through a consulting agreement with Pacific Crest Equity Partners, Inc. (Pacific Crest). In consideration for the services the Company agreed to pay Pacific Crest compensation based on a formula of equity and cash determined by the number of professional hours that Mr. Yonika/Pacific Crest provides to the Company on a monthly basis. The Company as of the date of this report has not paid any consideration to Pacific Crest. The Company has recorded an outstanding obligation of $10,880 under this agreement as of September 30, 2009.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) FORWARD-LOOKING STATEMENTS

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are "forward-looking statements" as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook," and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2009. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

(2) GENERAL

Northern Explorations, Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission, we commenced trading on the Over-the-Counter Bulletin Board under the symbol "NORT.OB." Currently our symbol on the Over-the-Counter Bulletin Bulletin Board is "NXPN.OB."

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

(3) RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

The Company has had no revenues for the three month periods ended September 30, 2009 and 2008.

General and administrative expenses for the respective three month periods ended September 30, 2009 and 2008 were approximately $83,000 and $5,500. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. The Company has identified some limited options within its business niche, however they have not panned out to be of any success.

Earnings per share for the respective three month periods ended September 30, 2009 and 2008, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.

THE SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008.

The Company has had no revenues for the six month periods ended September 30, 2009 and 2008 nor for the period from November 17, 2004 (date of inception) through September 30, 2009.

General and administrative expenses for the respective six month periods ended September 30, 2009 and 2008 were approximately $280,000 and $14,000. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. The Company has identified some limited options within its business niche, however they have not panned out to be of any success.

Earnings per share for the respective six month periods ended September 30, 2009 and 2008, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.

At September 30, 2009 and March 31, 2009, the Company had a working capital deficit of approximately $450,000 and $170,000, respectively.

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

(3) PLAN OF BUSINESS

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of properties in the United States and within North America.

During our fiscal year ended March 31, 2009, our primary activity and focus was the consummation of the transaction with Dominus Energy AG (see our Annual Report filed of Form 10-K on June 29, 2009) and reviewing potential acquisitions in the natural resources sector.

On July 14, 2009, the Company entered into a Farm-in Agreement with Dominus Energy, A. G. (a corporation domiciled in Switzerland) by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling 638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, the Company was to be obligated to pay Dominus the amount of $475,000 to be memorialized in a promissory note (the "Note") which would mature and become due and payable on July 13, 2011. The Note was never executed by the Company and the obligation no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only supposed to be payable by the Company in the event of "successful [test] well completion.." In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is expressly incorporated herein by reference.

On July 28, 2009, the Company entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early June 2009. Under the Option Agreement, we may exercise our option through October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 29, 2009, and is expressly incorporated herein by reference. The Company on October 31, 2009 failed to exercise its option under the agreement and therefore has let the Option Agreement lapse. The Company is currently not pursuing other business opportunities with Dominus Energy A. G. or other energy business at this time.

NEW LEASE ACQUISITION AND DEVELOPMENT

If mineral quality and quantities are not deemed sufficient from work to be conducted on our potential leases during the first few months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this option.

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

Currently we do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's controlling stockholders may have to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's significant stockholders to provide additional funding. Further, the Company is at the mercy of future economic trends and business operations for the Company are controlling stockholders to have the resources available to support the Company. At the current time, it is uncertain if the Company's controlling stockholders will provide additional resources to support the corporate entity and satisfy existing debts and obligations.

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

(5) CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

(b)  Changes in Internal Controls

During the quarter ended June 30, 2009, a press release, unknown to prior management and unapproved by prior management, was distributed to the general public without the filing of a Current Report on Form 8-K or without compliance with various fact checking protocols. Corrective action was taken by prior management through the filing of a Current Report on Form 8-K on July 29, 2009. There were no other significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Corrective Actions

Management has taken steps to assure that the Company's former as well as any future investor relations firm issues no document. Only the Company's management may issue press releases and that no press release may be issued without outside legal counsel review for the need to concurrently file a Current Report on Form 8-K is assessed. Further, management has notified all potential sources for press releases that only authorized corporate officers may issue any information on the Company to the general public.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company's business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at September 30, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

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

Reference is made to a Current Report on Form 8-K filed on November 4, 2009 noting that the Board of Directors accepted the resignation of Mr. Stephen Mohan as a director, effective the 27th of October, 2009.

The Company has also accepted the resignations of Mr. Darrin Holman from the Board of Directors and Mr. P. Andrew Jeschke from the office of Chief Operating Officer of the Company.

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

                                              NORTHERN EXPLORATIONS, LTD.


Dated: November 23, 2009                      /s/ KENNETH J. YONIKA
                                              ----------------------------------
                                              Kenneth J. Yonika, CPA
                                              Interim Chief Executive Officer
                                              and Chief Financial Officer