Form 10-Q
period 2009-12-31
Northern Explorations Ltd.
filed 2010-02-22
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 12, 2010: 99,720,000

                           NORTHERN EXPLORATIONS, LTD.

                  Form 10-Q for the Quarter ended December 31, 2009

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                                 BALANCE SHEETS
                     As of December 31, 2009 and March 31, 2009

                                                                             (Unaudited)          (Audited)
                                                                             December 31,         March 31,
                                                                                2009                2009
                                                                              ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                                    $      --           $     620
                                                                              ---------           ---------

      TOTAL CURRENT ASSETS                                                           --                 620
                                                                              ---------           ---------

      TOTAL ASSETS                                                            $      --           $     620
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable - trade                                                    $  26,949           $  18,670
  Other accrued liabilities                                                     155,946              53,928
  Bank overdraft payable                                                             --                  --
  Loans from related party and other                                            280,240              98,500
                                                                              ---------           ---------

      TOTAL LIABILITIES                                                         463,135             171,098
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.001 par value
   150,000,000 shares authorized. 99,720,000 shares issued and
   outstanding, as of December 31, 2009 and March 31, 2009, respectively         99,720              99,720
  Additional paid-in capital                                                    (67,720)            (67,720)
  Deficit accumulated during development stage                                 (495,135)           (202,478)
                                                                              ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                              (463,135)           (170,478)
                                                                              ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      --           $     620
                                                                              =========           =========


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          Three months and nine months ended December 31, 2009 and 2008 and Period from November 17, 2004 (date of inception) through December 31, 2009

                                   (Unaudited)

                                                                                                              Period from
                                                                                                           November 17, 2004
                                         Three months     Three months     Nine months      Nine months   (date of inception)
                                            ended            ended           ended            ended             through
                                         December 31,     December 31,    December 31,      December 31,      December 31,
                                             2009             2008            2009             2008              2009
                                         ------------     ------------    ------------     ------------       ------------
REVENUES                                 $         --     $         --    $         --     $         --       $         --
                                         ------------     ------------    ------------     ------------       ------------
OPERATING EXPENSES
  General and administrative expenses          12,390           17,672         292,657           31,685            495,135
                                         ------------     ------------    ------------     ------------       ------------

      TOTAL OPERATING EXPENSES                 12,390           17,672         292,657           31,685            495,135
                                         ------------     ------------    ------------     ------------       ------------

INCOME FROM OPERATIONS                        (12,390)         (17,672)       (292,657)         (31,685)          (495,135)
PROVISION FOR INCOME TAXES                         --               --              --               --                 --
                                         ------------     ------------    ------------     ------------       ------------

NET LOSS                                      (12,390)         (17,672)       (292,657)         (31,685)          (495,135)
OTHER COMPREHENSIVE INCOME                         --               --              --               --                 --
                                         ------------     ------------    ------------     ------------       ------------

COMPREHENSIVE LOSS                       $    (12,390)    $    (17,672)   $   (292,657)    $    (31,685)      $   (495,135)
                                         ============     ============    ============     ============       ============
Loss per weighted-average share of
 common stock outstanding, computed
 on net loss - basic and fully diluted            nil              nil             nil              nil
                                         ============     ============    ============     ============
Weighted-average number of shares of
 common stock outstanding - basic and
 fully diluted                             99,720,000       99,720,000      99,720,000       99,720,000
                                         ============     ============    ============     ============


           See accompanying notes to condensed financial statements.

                           NORTHERN EXPLORATIONS, LTD.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 2009 and 2008 and
     Period from November 17, 2004 (date of inception) through December 31, 2009

                                   (Unaudited)

                                                                                                     Period from
                                                                                                  November 17, 2004
                                                              Nine months        Nine months     (date of inception)
                                                                ended               ended             through
                                                              December 31,       December 31,       December 31,
                                                                2009                2008                2009
                                                              ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $(292,657)          $ (31,685)          $(495,135)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Increase in accounts payable and other
      accrued liabilities                                       110,297               1,037             182,895
                                                              ---------           ---------           ---------

      NET CASH USED IN OPERATING ACTIVITIES                    (182,360)            (30,648)           (312,240)
                                                              ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                  --                  --
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loan from related party                           181,740              30,500             280,240
  Sale of common stock                                               --                  --              32,000
                                                              ---------           ---------           ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                 181,740              30,500             312,240
                                                              ---------           ---------           ---------

INCREASE (DECREASE) IN CASH                                        (620)               (148)                 --

Cash at beginning of period                                         620                 270                  --
                                                              ---------           ---------           ---------

CASH AT END OF PERIOD                                         $      --           $     122           $      --
                                                              =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                             $      --           $      --           $      --
                                                              =========           =========           =========
  Income taxes paid during the period                         $      --           $      --           $      --
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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $495,135 since inception and further losses are anticipated in the development of its business plan. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

     In June 2009, the FASB issued Accounting Standards Update No. 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-03, SEC Update - Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section
     480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities." The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

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

8. SUBSEQUENT EVENTS

     In May 2009, FASB issued SFAS No. 165, "Subsequent Events." This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through February 16, 2010.

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

On July 28, 2009, the Company entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early June 2009. Under the Option Agreement, we may exercise our option through October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 29, 2009, and is expressly incorporated herein by reference. The Company on October 31, 2009 failed to exercise its option under the agreement and therefore has let the Option Agreement lapse. The Company is currently not pursuing other business opportunities with Dominus Energy A. G. or other energy businesses at this time.

NOTE G - LOANS FROM RELATED PARTY AND OTHER

Since inception through the period ended December 31, 2009, a former director and two shareholders of the Company, have advanced the Company aggregate funds totaling approximately $280,240. The balances are unsecured and interest free with no repayment terms.

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

At December 31, 2009, the Company had approximately $495,000 of federal net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states' NOL's. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

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

NOTE J - COMMITMENTS AND CONTINGENCIES

On February 5, 2009, the Company entered into a consulting agreement with Capital Consulting, Inc. to provide financial consulting and managerial support services to the Company. Mr. Mark Schaftlein, Capital Consulting, Inc.'s controlling shareholder has been designated as the Company's Chief Executive Officer in accordance with this agreement. In consideration for the services the Company agreed to pay Capital Consulting, Inc. compensation of $10,000 per month beginning February 2009 through July 2009 and $15,000 per month August 2009 through January 2010. Mr. Schaftlein resigned from his position as Chief Executive Officer of the Company on August 24, 2009 thereby terminating his agreement. The Company has recorded an outstanding obligation of $60,000 under this agreement as of December 31, 2009.

On June 30, 2009, the Company entered into a consulting agreement with S. W. Hatfield, CPA to provide financial consulting and managerial support services to the Company. Mr. Scott Hatfield, S. W. Hatfield, CPA's principal, has been designated as the Company's Chief Financial Officer in accordance with this agreement. In consideration for the services the Company agreed to pay S. W. Hatfield, CPA compensation of $3,000 per month beginning July 1, 2009 for a term of 12 months. Mr. Hatfield resigned from his position as Chief Financial Officer of the Company on August 24, 2009 thereby terminating his agreement. The Company has recorded an outstanding obligation of $6,000 under this agreement as of December 31, 2009.

On December 14, 2009 the Board of Directors retained the services of Mr. Kenneth Yonika, CPA as interim Chief Executive Officer and Chief Financial Officer. Mr. Yonika provides his services to the Company through a consulting agreement with Pacific Crest Equity Partners, Inc. (Pacific Crest). In consideration for the services the Company agreed to pay Pacific Crest compensation based on a formula of equity and cash determined by the number of professional hours that Mr. Yonika/Pacific Crest provides to the Company on a monthly basis. The Company as of the date of this report has not paid any consideration to Pacific Crest. The Company has recorded an outstanding obligation of $24,000 under this agreement as of December 31, 2009.

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

(3) RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008.

The Company has had no revenues for the three month periods ended December 31, 2009 and 2008.

General and administrative expenses for the respective three month periods ended December 31, 2009 and 2008 were approximately $12,400 and $17,700. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. The Company has identified some limited options within its business niche, however they have not panned out to be of any success.

Earnings per share for the respective three month periods ended December 31, 2009 and 2008, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.

THE NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008.

The Company has had no revenues for the nine month periods ended December 31, 2009 and 2008 nor for the period from November 17, 2004 (date of inception) through December 31, 2009.

General and administrative expenses for the respective nine month periods ended December 31, 2009 and 2008 were approximately $292,700 and $31,700. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements. The Company has identified some limited options within its business niche, however they have not panned out to be of any success.

Earnings per share for the respective nine month periods ended December 31, 2009 and 2008, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.


At December 31,2009 and March 31, 2009,the Company had a working capital deficit of approximately $495,000 and $170,000, respectively.

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

On July 14, 2009, the Company entered into a Farm-in Agreement with Dominus Energy, A. G. (a corporation domiciled in Switzerland) by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling 638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, the Company was to be obligated to pay Dominus the amount of $475,000 to be memorialized in a promissory note (the "Note") which would mature and become due and payable on

July 13, 2011. The Note was never executed by the Company and the obligation no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only payable by the Company in the event of "successful[test] well completion.." In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is expressly incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company's business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

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

The Company accepted the resignations of Mr. Darrin Holman from the Board of Directors and Mr. P. Andrew Jeschke from the office of Chief Operating Officer of the Company.

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

                                              NORTHERN EXPLORATIONS, LTD.


Dated: February 22, 2010                      /s/ KENNETH J. YONIKA
                                              ----------------------------------
                                              Kenneth J. Yonika, CPA
                                              Interim Chief Executive Officer
                                              And Chief Financial Officer