Form 10-K
period 2010-03-31
Northern Explorations Ltd.
filed 2010-07-14
CIK 1327195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File No. 333-125068

                           Northern Explorations, Ltd.
                 (Name of small business issuer in its charter)

            Nevada                                               26-3633813
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                          4616 Florida Street, Suite 190
                            San Diego, California 92116
                    (Address of principal executive offices)

                                 (858) 579-1088
                          (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filed, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - September 30, 2009: $914,400.00

   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                      Outstanding as of June 29, 2010
      -----                                      -------------------------------
Common Stock, $0.001                                       99,720,000

                     DOCUMENTS INCORPORATED BY REFERENCE
                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           NORTHERN EXPLORATIONS, LTD.
                                    FORM 10-K

                                     INDEX

Item 1.    Business                                                            3

Item 2     Properties                                                          9

Item 3.    Legal Proceedings                                                   9

Item 4     (Removed and Reserved)                                              9

Item 5     Market for Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities                              10

Item 6     Selected Financial Data                                            11

Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           11

Item 8.    Financial Statements and Supplemental Data                         15

Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           27

Item 9A(T) Controls and Procedures                                            27

Item 9B.   Other Information                                                  29

Item 10    Directors, Executive Officers and Corporate Governance             29

Item 11.   Executive Compensation                                             31

Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    32

Item 13    Certain Relationships and Related Transactions and Director
           Independence                                                       33

Item 14    Principal Accounting Fees and Services                             33

Item 15    Exhibits, Financial Statement Schedules                            34

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

AVAILABLE INFORMATION

Northern Explorations, Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1.800.SEC.0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

                                       PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Northern Explorations, Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 and has been engaged in the business of exploration of natural resource properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced quotation on the Over-the-Counter Bulletin Board under the symbol "NXPN:OB."

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations, Ltd.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 7251 W. Lake Mead Blvd. Las Vegas, NV 89128-8351.

2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, approved a forward stock split of six for one (6:1) of our total issued and outstanding shares of common stock. Each of our shareholders holding one share of common stock on the a record date of July 16, 2008 was entitled to receive an additional five shares of our common stock.

2009 FORWARD STOCK SPLIT

On March 30, 2009, our Board of Directors approved a forward stock split of three for one (3:1) of our total issued and outstanding shares of common stock. Each of our shareholders holding one share of common stock on the record date of March 30,2009 was entitled to receive an additional two shares of our common stock.

AMENDMENT TO THE ARTICLES OF INCORPORATION

On March 30, 2009, our Board of Directors approved a filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to increase our authorized capital along with the increase of our shares pursuant to the 2009 Forward Stock Split. Our authorized capital structure increased from 75,000,000 shares of common stock to 150,000,000 shares of common stock, with a par value of $0.001.

On March 30, 2009, our Board of Directors approved a filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name from "Northern Explorations, Ltd." to "Clean Gen Corporation." On May 12, 2009, an amendment was filed with the Nevada Secretary of State changing our name to "Clean Gen Corporation."

On June 8, 2009, our Board of Directors approved a filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to change the corporate name back to "Northern Explorations, Ltd." On June 25, 2009, an amendment was filed with the Nevada Secretary of State changing our name back to "Northern Explorations, Ltd."

BUSINESS OPERATIONS

We are a natural resource company that has been engaged in the exploration, the pursuit of acquisition and development of properties in North America.

DOMINUS ENERGY AG FARM-IN AGREEMENT

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

Effective on November 18, 2008, our Board of Directors approved the execution of a one-year consulting agreement to be effective December 1, 2008 (the "Consulting Agreement") with Dominus. In accordance with the terms and provisions of the Consulting Agreement: (i) Dominus shall advise us regarding certain energy and petroleum opportunities and projects located in North America to either participate in either for purchase, farm-in, joint venture and/or variable interest holder; and (ii) we shall pay to Dominus a monthly fee of $15,000. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation."

During the fiscal years ended March 31, 2010 and 2009, our primary activity and focus was the consummation of the Dominus transaction and reviewing potential acquisitions in the natural resources sector.

On July 14, 2009, the Company entered into a Farm-in Agreement with Dominus Energy, A. G. (a corporation domiciled in Switzerland) by which we acquired ten percentage points (10%) of Dominus' thirty-five percentage point (35%) participatory interest in various specified oil and gas interests totaling 638 net acres in the Randall Island Prospect (the "Farm-in Agreement"). As a condition precedent to the effectiveness of the Farm-in Agreement, the Company was to be obligated to pay Dominus the amount of $475,000 to be memorialized in a promissory note (the "Note") which would mature and become due and payable on July 13, 2011. The Note was never executed by the Company and the obligation no longer exists. Under Section 2 of the Farm-in Agreement, the Note was only supposed to be payable by the Company in the event of "successful
[test] well completion." In addition, Section 3 of the Farm-in Agreement provides other contingencies to our payments under the Note, including the completion and execution of assignment documents, all of which were conditions precedent to the parties' obligations under both the Note and the Farm-in Agreement, which were required to be waived or satisfied by the parties on or before August 15, 2009 or the Farm-In Agreement otherwise automatically would terminate without any further action by the parties. The parties failed to waive or satisfy any of these conditions contained in the Farm-in Agreement by August 15, 2009. As a result, on August 16, 2009 the Farm-in Agreement and the Note automatically terminated. A copy of the Farm-in Agreement was filed as Exhibit
2.1 to a Current Report on Form 8-K filed by the Company on July 20, 2009, and is incorporated herein by reference.

On July 28, 2009, the Company entered into an Option Purchase Agreement (the "Option Agreement") by which we acquired from Dominus an option to buy its working interest in gas wells in the Adams-Baggett field in Crockett County, Texas. Under the Option Agreement, Dominus and the Company effectively terminated and released themselves from their prior acquisition agreement announced in early June 2009. Under the Option Agreement, we may exercise our option through October 31, 2009, and Dominus reserves for itself an overriding royalty interest on all revenue generated by the project. A copy of this Option Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 29, 2009, and is expressly incorporated herein by reference. The Company on October 31, 2009 failed to exercise its option under the agreement and therefore has let the Option Agreement lapse. The Company terminated its business opportunities with Dominus Energy A.G.

MANAGEMENT TEAM - BUSINESS PLAN OBJECTIVES

The Company has been as been limited in its activities pursuing other energy or mineral exploration opportunities at this time. The Company has limited financial and management resources which it intends to rebuild. The Company currently operates with an interim CFO who also provides office space to the Company. The Company has appointed an interim Director effective July 12, 2010 and who has as of July 12, 2010 acquired a 27% ownership interest in the Company pursuant to a private transaction (See Item 9B - Other Information). The interim CFO and Director are currently reviewing potential additions to our management team in order to continue building out our existing business plan. The Company has recently been informed that another individual investor has acquired a 27% ownership interest in the Company through a private transaction with one of our former control shareholders and intends to assist the Company in further developing its business plan. The Company has been informed that this individual investor has been assigned outstanding debts owed by the Company to two individuals totaling more than $280,000
(See Item 9B - Other Information).

NEW LEASE ACQUISITION AND DEVELOPMENT

If mineral quality and quantities are not deemed sufficient from work to be conducted on our potential leases during the first six months of operation, land acquisitions will be reassessed and determined whether adequate capital resources being available to continue such work.

We will require additional funding to implement our proposed business activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We do not expect to make any significant equipment purchases or increase the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management continues to believes that this strategy. At its current level of development this strategy provides the Company the best services available in most circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration mineral companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and Mineral exploration prospects and then exploit such prospects. Competition for the acquisition of metal and mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and mineral exploration properties will be available for acquisition and development.

MINERAL EXPLORATION REGULATION

Our mineral exploration activities could be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

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

Mineral exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Mineral exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual

Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous waste, thereby making such wastes subject to more stringent handling and disposal requirements.

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

Management believes that we are in compliance with current applicable environmental laws and regulations.

MATERIAL AGREEMENTS

See "Item 10, Directors, Executive Officers and Corporate Governance" and "Item 11. Executive Compensation."

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any person on a full-time or a part-time basis. Mr. Kenneth Yonika, CPA serves as our Interim Chief Executive Officer and Chief Financial Officer. He is primarily responsible for all our day-to-day operations and corporate governance. Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 2. PROPERTIES

Our principal office space is located at our Interim CEO's offices. The office space is for corporate identification, mailing, and courier purposes only and is provided to Northern Explorations, Ltd. at no cost, by our CEO while he serves in office.

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

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol "NXPN:OB" commencing September 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

        Quarter Ended               High Bid        Low Bid
        -------------               --------        -------

     September 30, 2008              $0.337          $0.200
     December 31, 2008                0.330           0.273
     March 31, 2009                   0.415           0.083

     June 30, 2009                   $0.330          $0.077
     September 30, 2009               0.105           0.020
     December 31, 2009                0.020           0.004
     March 31, 2010                   0.009           0.004

As of June 29, 2010, we had 15 shareholders of record of certificates in physical form, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plans authorized or adopted.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2010, we did not issue any shares of our common stock to provide capital through private placement offerings nor issue stock in exchange for our debts or pursuant to contractual agreements.

FORWARD STOCK SPLITS

2008 FORWARD STOCK SPLIT

On July 14, 2008, our Board of Directors, approved a forward stock split of six for one (6:1) of our total issued and outstanding shares of common stock. Each of our shareholders holding one share of common stock on the a record date of July 16, 2008 was entitled to receive an additional five shares of our common stock.

2009 FORWARD STOCK SPLIT

On March 30, 2009, our Board of Directors approved a forward stock split of three for one (3:1) of our total issued and outstanding shares of common stock. Each of our shareholders holding one share of common stock on the record date of March 30,2009 was entitled to receive an additional two shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended March 31, 2010 and 2009 and the selected balance sheet data as of March 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere herein.

                                                                For the Period
                                For the Fiscal Years Ended     November 17, 2004
                                          March 31,             (inception) to
                                       2010 and 2009            March 31, 2010
                                 -------------------------      --------------
STATEMENT OF OPERATIONS DATA

REVENUE
  Revenues                       $       0       $        0         $       0

OPERATING COSTS
  Administrative expenses        $ 172,859       $  162,648         $ 375,337

NET LOSS                         $(172,859)      $ (162,648)        $(375,337)

BALANCE SHEET DATA

Total Assets                     $       0       $      620

Total Liabilities                  343,337          171,098

Stockholders Deficit             $(343,337)      $ (171,098)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth and discussion below is derived from and should be read in conjunction with our audited financial statements for the period inception (November 17, 2004) to the fiscal year ended March 31, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration (development) stage company and have not generated any revenues to date. The following sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED MARCH 31, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2009.

Our net loss for the fiscal year ended March 31, 2010 was ($172,859) compared to a net loss of ($162,648) during the fiscal year ended March 31, 2009 (an increase of $10,211). During the fiscal years ended March 31, 2010 and 2009, we generated no revenues.

During the fiscal year ended March 31, 2010, we incurred operating expenses of $172,859 compared to operating expenses of $162,648 during the fiscal year ended March 31, 2009 (an increase of $10,211). Operating expenses incurred during the fiscal year ended March 31, 2010 consisted of: (i) professional fees of $43,451 (2009: $30,500); (ii) management/consulting fees of $105,680 (2009:$75,000); and
(iii) general and administrative of $23,728 (2009: $57,148).

Operating expenses incurred during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009 increased primarily due to the incurrence of various legal and accounting professional fees associated with the increased scope and scale of our business operations, as well as management fees incurred by our high turnover rate. The Company incurred a consulting fee of $75,000 to Mr. Daniel Hodges of which certain limited services were performed under his agreement. General and administrative expenses incurred during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009 decreased due to cost management offset by expenses primarily due to our reporting requirements as a public company under the Securities Exchange Act of 1934, as amended. General and administrative expenses generally include corporate overhead, financial and administrative services, marketing, and consulting costs.

Our net loss during the fiscal year ended March 31, 2010 was ($172,859) or ($0.00) per share compared to a net loss of ($162,648) or ($0.00) per share during the fiscal year ended March 31, 2009. The weighted average number of shares outstanding was 99,720,000 for the fiscal years ended March 31, 2010 and March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2010

As of March 31, 2010, our current assets were none and our current liabilities were $343,337, which resulted in a working capital deficit of ($343,337). As of March 31, 2010, current liabilities were comprised of: (i) $7,352 in accounts payable; (ii) $51,280 in accrued liabilities and expenses; and (iii) $284,705 in loans from related parties.

As of March 31, 2010, total liabilities were $343,337 all current in nature. The increase in liabilities as of March 31, 2010 compared to March 31, 2009 was primarily due to the increase in loans from related parties offset by the decrease in accounts payable, accrued liabilities and expenses.

Stockholders' deficit increased from $170,478 as of March 31, 2009 compared to $375,337 as of March 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2010, net cash flows used in operating activities was ($186,825), consisting primarily of a net loss of ($172,859) offset by a decrease in accounts payable, accrued liabilities and expenses of $(13,966). For the fiscal year ended March 31, 2009, net cash flows used in operating activities was ($91,650), consisting primarily of a net loss of ($162,648) offset by increase in accounts payable, accrued liabilities and expenses of $70,998.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal years ended March 31, 2010 and March 31, 2009, net cash flows used in investing activities was none.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity and debt instruments. For the fiscal year ended March 31, 2010, net cash flows provided from financing activities was $186,2050 compared to $92,000 for the fiscal year ended March 31, 2009. Cash flows from financing activities for the fiscal year ended March 31, 2010 consisted of loans from two related party shareholders. Cash flows from financing activities for the fiscal year ended March 31, 2009 consisted of $92,000 in loans from those related parties.

WORKING CAPITAL DEFICIT AND RELATED PARTY FINANCING

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

PLAN OF OPERATION AND FUNDING

We expect that working capital needs will continue to be funded through a combination of loans and further issuances of our securities. Our working capital requirements are expected to increase with the growth of our core business.

Further advances and debt instruments, issuances of our equity securities, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months at our current operational level. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity and loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) operating mineral or resource properties; (ii) possible drilling initiatives on future properties; and (iii) potential property acquisitions. We intend to finance these expenses with issuances of securities and debt. Thereafter, we expect we will need to raise additional capital and generate revenues to meet our long-term operating requirements. Additional issuances of equity and/or convertible debt securities will result in further dilution to our current shareholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The Company is in default under meeting various financial obligations related to management and financial consulting support. Without proper attention, any or all of these agreements could leave the Company vulnerable to a lack of management oversight, inability to obtain operating supplies from vendors and/or potential litigation, including involuntary bankruptcy proceedings.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's management, stockholders or other related parties may have to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's management, stockholders or other related parties to provide additional funding.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report we do not have any material commitments.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this Annual Report.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2010 and March 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $375,337 since inception and further losses are anticipated in the development of its business plan.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on funds loaned by management, stockholders or other related parties.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

In a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm Dated July 14, 2010.

Balance Sheets as of March 31, 2010 and March 31, 2009.

Statement of Operations For the Fiscal Years Ended March 31, 2010 and March 31, 2009 and for the Period November 17, 2004 (Inception) to March 31, 2010.

Statement of Stockholders' Equity (Deficit) for the Period November 17, 2004 (Inception) to March 31, 2010.

Statement of Cash Flows for the Fiscal Years Ended March 31, 2010 and March 31, 2009 and for the Period November 17, 2004 (Inception) to March 31, 2010.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern Explorations, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Northern Explorations, Ltd. (the "Company") as of March 31, 2010 and 2009 and the related statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period November 17, 2004 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Explorations, Ltd. as of March 31, 2010 and 2009, and the results of its operation and its cash flows for the years then ended and for the period November 17, 2004 (inception) through March 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

July 14, 2010
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                       As of               As of
                                                                     March 31,           March 31,
                                                                       2010                2009
                                                                     ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $      --           $     620
                                                                     ---------           ---------
TOTAL CURRENT ASSETS                                                        --                 620
                                                                     ---------           ---------

      TOTAL ASSETS                                                   $      --           $     620
                                                                     =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $   7,352           $  18,670
  Accrued liabilities and expenses                                      51,280              53,928
  Loan - related parties                                               284,705              98,500
                                                                     ---------           ---------
TOTAL CURRENT LIABILITIES                                              343,337             171,098

      TOTAL LIABILITIES                                                343,337             171,098

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 99,720,000 shares issued and
   outstanding as of March 31, 2010 and 2009)                           99,720              99,720
  Additional paid-in capital                                           (67,720)            (67,720)
  Deficit accumulated during exploration stage                        (375,337)           (202,478)
                                                                     ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (343,337)           (170,478)
                                                                     ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $      --           $     620
                                                                     =========           =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          The Period
                                                                                       November 17, 2004
                                                 The                   The               (inception)
                                              Year Ended            Year Ended             through
                                               March 31,             March 31,             March 31,
                                                 2010                  2009                  2010
                                              -----------           -----------           -----------
REVENUES
  Revenues                                    $         --          $         --          $         --
                                              ------------          ------------          ------------
TOTAL REVENUES                                          --                    --                    --

OPERATING COSTS
  Administrative Expenses                          172,859               162,648               375,337
                                              ------------          ------------          ------------
TOTAL OPERATING COSTS                              172,859               162,648               375,337
                                              ------------          ------------          ------------

NET INCOME (LOSS)                             $   (172,859)         $   (162,648)         $   (375,337)
                                              ============          ============          ============

BASIC AND DILUTED EARNINGS PER SHARE          $      (0.00)         $      (0.00)
                                              ============          ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      99,720,000            99,720,000
                                              ============          ============


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
               Statement of Stockholders' Equity (Deficit) For The
           Period November 17, 2004 (inception) through March 31, 2010
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Common       Additional       During
                                                    Common         Stock         Paid-in       Exploration
                                                    Stock          Amount        Capital         Stage          Total
                                                    -----          ------        -------         -----          -----

BALANCE, NOVEMBER 17, 2004                               -        $    -        $     -        $      -       $      -

Stock issued for cash on December 7, 2004
 @ $0.0000556 per share                          54,000,000        54,000        (51,000)                         3,000
Stock issued for cash on December 22, 2004
 @ $0.000556 per share                           45,000,000        45,000        (20,000)                        25,000
Stock issued for cash on January 17, 2005
 @ $0.00556 per share                               720,000           720          3,280                          4,000

Net loss, March 31, 2005                                                                          (4,328)        (4,328)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2005                          99,720,000        99,720        (67,720)         (4,328)        27,672

Net loss, March 31, 2006                                                                         (13,201)       (13,201)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2006                          99,720,000        99,720        (67,720)        (17,529)        14,471

Net loss, March 31, 2007                                                                          (8,508)        (8,508)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2007                          99,720,000        99,720        (67,720)        (26,037)         5,963

Net loss, March 31, 2008                                                                         (13,793)       (13,793)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2008                          99,720,000        99,720        (67,720)        (39,830)        (7,830)

Net loss, March 31, 2009                                                                        (162,648)      (162,648)
                                                -----------       -------       --------       ---------      ---------
BALANCE, MARCH 31, 2009                          99,720,000        99,720        (67,720)       (202,478)      (170,478)

Net loss, March 31, 2010                                                                        (172,859)      (172,859)
                                                -----------       -------       --------       ---------      ---------

BALANCE, MARCH 31, 2010                          99,720,000       $99,720       $(67,720)      $(375,337)     $(343,337)
                                                ===========       =======       ========       =========      =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                        The Period
                                                                                                     November 17, 2004
                                                                   The                 The             (inception)
                                                                Year Ended          Year Ended           through
                                                                 March 31,           March 31,           March 31,
                                                                   2010                2009                2010
                                                                 ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(172,859)          $(162,648)          $(375,337)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and
      accrued expenses                                             (13,966)             70,998              58,632
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (186,825)            (91,650)           (316,705)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                       186,205              92,000             284,705
  Issuance of common stock                                              --                  --              32,000
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      186,205              92,000             316,705
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                       (620)                350                  --

CASH AT BEGINNING OF PERIOD                                            620                 270                  --
                                                                 ---------           ---------           ---------

CASH AT END OF PERIOD                                            $      --           $     620           $      --
                                                                 =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                       $      --           $      --           $      --
                                                                 =========           =========           =========
  Income Taxes                                                   $      --           $      --           $      --
                                                                 =========           =========           =========


                        See Notes to Financial Statements

                           NORTHERN EXPLORATIONS, LTD.
                         (An Exploration Stage Company)
                          Notes To Financial Statements
                                 March 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

Northern Explorations, Ltd. (the "Company") was incorporated in the State of Nevada on November 17, 2004 (date of inception), and its fiscal year end is March 31st. The Company is an "exploration stage company" as that term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company is a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in North America.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $375,337 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Mineral Property Costs

The Company has been in the exploration stage since its formation (November 17.
2004) and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of natural resource and mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve.

b) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Financial Instruments

The Company adopted ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the standard for non-financial assets and liabilities measured at fair value on a nonrecurring basis in the current year. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three tiered approach.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At March 31, 2010, the carrying value of the financial instruments measured and classified within Level 1 are based on quoted prices and marked to market. As of March 31, 2010 there are no unrealized gains or losses required to be recorded as related to these investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the fiscal year ended March 31, 2010.

d) Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

e) Income Taxes

Income taxes are provided in accordance with ASC 740, INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f) Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with ASC 260, EARNINGS PER SHARE. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during that period. As the Company generated net losses for the periods presented, basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

g) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j) Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through July 13, 2010, the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 3. GOING CONCERN

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $375,337 since inception and further losses are anticipated in the development of its business plan. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on funds loaned by management, stockholders or other related parties.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's management, stockholders or other related parties may have to maintain the corporate status of the Company and provide all necessary working capital support on the

Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's management, stockholders or other related parties to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's controlling stockholders to have the resources available to support the Company. At the current time, it is uncertain if the Company's management, stockholders or other related parties will provide additional resources to support the corporate entity and satisfy existing debts and obligations.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On March 30, 2009, the Company authorized and approved a forward stock split of three for one (3:1) of the total issued and outstanding shares of common stock. The forward stock split increased issued and outstanding shares of common stock from 33,240,000 to 99,720,000 shares of common stock. All share amounts and price price per share have been retroactively adjusted for all periods presented.

We have one class of equity:

     * Common stock, $ 0.001 par value: 150,000,000 shares authorized; 99,720,000 shares issued and outstanding.

As of March 31, 2010, there were no outstanding stock options or warrants.

NOTE 6. INCOME TAXES

At March 31, 2010 the Company had approximately $400,000 of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states' NOL's. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.


Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $375,337, which expire in 2028. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as of March 31, 2010, and the effective tax rate and the valuation allowance are indicated below:

                  Net operating loss              $ 375,337
                  Effective tax rate                    34%
                                                  ---------
                  Deferred tax asset              $ 127,615
                  Valuation allowance              (127,615)
                                                  ---------

                  Net deferred tax asset          $      --
                                                  =========

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

NOTE 7. FOREIGN CURRENCY TRANSLATION

Functional currency for the Company is in US dollars. the Company will continue to issue financial statements in its established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

NOTE 8. RELATED PARTY TRANSACTIONS

Two shareholders (related parties) during the periods presented, advanced the Company $284,705 in cash payments. The loans are unsecured and interest free with no specific repayment terms.

NOTE 9. CONSULTING AGREEMENTS AND SERVICES

On February 5, 2009 the Company entered into a consulting agreement with Capital Consulting, Inc., ("CCI") a corporation of which the Company's former President and Chief Executive officer, Mr. Schaftlien, to provide specific financial consulting services to the Company. In consideration for these services the Company agreed to pay CCI compensation of $10,000 per month beginning February 2009 through July 2009 and $15,000 per month August 2009 through January 2010. Mr. Schaftlein resigned from his position as President, Chief Executive Officer and Chairman of the Board of Directors of the Company on August 24, 2009 thereby terminating CCI's agreement. The Company paid $10,000 to CCI for services performed and accrued $60,000 for amounts due under the agreement. The Company pursuant to a mutual and general release agreement, by and between the parties, was relieved of any further payments or liability to CCI and Mr. Schaftlein prior to the fiscal year ended March 31, 2010.

On June 30, 2009, the Company entered into a consulting agreement with S. W. Hatfield, CPA to provide financial consulting and managerial support services to the Company. Mr. Scott Hatfield, S. W. Hatfield, CPA's principal, had been designated as the Company's Chief Financial Officer in accordance with this agreement. In consideration for the services the Company agreed to pay S. W. Hatfield, CPA compensation of $3,000 per month beginning July 1, 2009 for a term of 12 months. Mr. Hatfield resigned from his position as Chief Financial Officer of the Company on August 24, 2009 thereby terminating his agreement. The Company paid $3,000 to S. W. Hatfield, CPA for services performed and accrued $6,000 for amounts due under the agreement. The Company pursuant to a mutual and general release agreement, by and between the parties, was relieved of any further payments or liability to S. W. Hatfield, CPA and Mr. Hatfield prior to the fiscal year ended March 31, 2010.

During June 2009, the Company entered into a consulting agreement with Mr. Daniel Hodges to provide the following services to the Company:

     a) Search, locate, interview and recommend to the board certain management team members for appointment/election to positions required by the client.
     b) Assist management with structuring a stock option plan and other corporate changes as required.
     c)   Review and provide advice on potential business transactions.

Pursuant to this agreement, the Company paid Mr. Hodges $75,000 cash, payable in full non-refundable and deemed earned upon execution of the agreement.

On September 14, 2009 the Company entered into a professional services agreement with Pacific Crest Equity Partners, Inc. ("PCEP") a corporation of which the Company's Interim Chief Executive Officer and Chief Financial Officer is solely owned by Mr. Yonika. PCEP performs professional services for the Company under a consulting agreement whereby PCEP is to receive payment of $200 per hour for Mr. Yonika's service in cash or a combination of cash and equity based on a formula that is determined in that agreement. As of March 31, 2010 the Company is obligated to PCEP in the amount of $19,000. If the Company is unable to pay the amount in cash and pays instead in equity then based upon the formula PCEP shall receive shares of common stock of the Company based on the variable weighted average price ("VWAP") of the Company's common stock for the 20 trading days prior to the issuance of the common stock, or a set VWAP that the Company and PCEP mutually determine. The Company has not made any payments to PCEP for its professional services as of the date of these financial statements.

The Company during the fiscal year ended March 31, 2010 paid $20,000 to two web design companies for their work relative to our website, $75,000 to Mr. Daniel Hodges for consulting services, $10,000 to Mr. Peter Jeschke for his services, and $15,737 to Mr. David Naylor for his services.

The Company during the fiscal year ended March 31, 2009 paid $3,500 to a web design company for their work relative to our website, $11,800 to Mr. Robert McIntosh for consulting services, and $12,000 to Mr. David Naylor for his services.

The Company pursuant to a to a mutual and general release agreement, by and between the parties, was relieved of any further payments or liability to Mr. McIntosh and Mr. Naylor prior to the fiscal year ended March 31, 2010.

NOTE 10. SUBSEQUENT EVENT

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 14, 2010, the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events, except the below.

The Company's two related party shareholders (Note 8 - Related Party Transactions) who advanced the Company in excess of $280,000 assigned their respective debts with the Company to a non-U.S. citizen. The assignments for both of these individuals are inclusive of any and all amounts that were loaned to the Company or payments made on behalf of the Company. The Company is not aware of any changes in the terms of the related party loans, nor the intent of the non-U.S. citizen on a demand for repayment from the Company.

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

The reports of Change G. Park CPA on our financial statements for each of the fiscal years ended March 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended March 31, 2010 and 2009, there were no disagreements between us and Chang G. Park, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park CPA to make reference thereto in their reports on our audited financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

PRIOR YEARS EVALUATION

An evaluation was conducted under the supervision and with the participation of former management, including Richard Novis, our President/Chief Executive Officer until August 18, 2008, Donald Cameron as our President/Chief Executive Officer from August 18, 2008 through November 17, 2008, Ralph Claussner, our President/Chief Executive Officer from November 17, 2008 through February 11, 2010, and Mark Schaftlein, our current President/Chief Executive Officer, and David Naylor, our Chief Financial Officer on the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Messrs. Novis, Cameron, Claussner, Schaftlein and Naylor concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to lack of audit committee. Such officers also confirmed that there was no change in our internal control over financial reporting during fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

CURRENT YEARS EVALUATION

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a "material weakness."

REMEDIATION PLAN FOR PREVIOUSLY IDENTIFIED MATERIAL WEAKNESSES

During the process of preparing our Annual Report on Form 10-K for the year ended March 31, 2009, our management identified the following material weakness as of March 31, 2009. During the quarter ended June 30, 2009, a press release, unknown to prior management and unapproved by prior management, was distributed to the general public without the filing of a Current Report on Form 8-K or without compliance with various fact checking protocols. Corrective action was taken by prior management through the filing of a Current Report on Form 8-K on July 29, 2009. There were no other significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described hereinabove, there has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010; however, we do not currently have an audit committee and management recognizes this as a material weakness which may affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

CHANGES IN CONTROL

The Company has been informed that Shares held of record by Med Ventures Limited and Braemer Limited, both trusts organized under the laws of Bermuda of which both Richard Novis and David Naylor, former officers and directors of the Company, are beneficiaries, have been acquired in a private transaction and are now held by two individuals as disclosed in Part III of this Annual Report.

Guy Peckham acquired the equity interest from the two entities above in settlement of private obligations owed to him. Mr. Peckham subsequently transferred half of the acquired equity interest to Steve Lanham for $26,000 in cash in a private transaction.

Mr. Peckham also received assignment of debt owed by the Company for cash advanced by two shareholders (related parties) in the amount of $284,705. The loans are unsecured and interest free with no specific repayment terms required of the Company.

Mr. Lanham has agreed to act as an interim Director of the Company as disclosed in this Annual Report.

APPOINTMENT OF INTERIM DIRECTOR

The Company has appointed Mr. Lanham as interim Director effective July 12, 2010. Mr. Lanham as of July 12, 2010 acquired a 27% interest in the Company for $26,000 pursuant to a private transaction between he and that individual.

See Part III of this Annual Report.

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

Our directors and executive officers, their ages, positions held are as follows:

Name                    Age                   Position Held
----                    ---                   -------------

Kenneth Yonika, CPA     47     Interim Chief Executive Officer, Chief Financial
                               Officer

Steve Lanham            48     Interim Director (effective July 12, 2010)


BUSINESS EXPERIENCE

The following is a brief account of the business experience of each director, executive officer and key employee who held such position during the fiscal year ended March 31, 2010, indicating each person's principal occupation, and the name and principal business of the organization by which he or she was employed, and including other directorships held in other reporting companies.

KENNETH YONIKA, CPA. Mr. Yonika has served as the Company's Interim Chief Executive and Chief Financial Officer since the resignation of both Mr. Schaftlein and Mr. Hatfield. Mr. Yonika provides his services as a financial expert in the public markets to several companies. Within the past five years Mr. Yonika has served or serves in the following capacities. Mr. Yonika currently serves as the Chief Financial Officer of WHY USA Financial Group, Inc. which trades under the symbol WUFG. Mr. Yonika was formerly the Chief Financial Officer, Secretary, and Treasurer of Tulip BioMed, Inc. which trades under the symbol TPBM. Mr. Yonika acts as an advisor (non-officer role) with several other publicly held companies, NASDAQ and OTC:BB. In addition to his role as a consultant Mr. Yonika sits on several privately held company Board of Directors. Mr. Yonika was a former Big Eight certified public accountant with over 20 years of public company experience, including three initial public offerings ("IPO") which occurred during 1996 through 1999.

STEVE LANHAM, Mr. Lanham has served as the Company's independent and sole director of the Company since July 12, 2010. Mr. Lanham is employed by the Boeing Company. Mr. Lanham has held various engineering and engineering management functions with the Boeing Company since 1987. Mr. Lanham graduated from California State University, Fresno, with a Bachelors of Science in Industrial Technology in 1987. Mr. Lanham's concentration has been in the electronics and electricity field.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, compensation committee or a nominating committee. However, We intend to establish such committees and adopt and authorize certain corporate governance policies and documentation as reasonably possible with the addition of new members to our Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended March 31, 2010, 2009 and 2008 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                 Non-Equity      Nonqualified
 Name and                                                        Incentive         Deferred
 Principal                                  Stock      Option       Plan         Compensation    All Other
 Position        Year  Salary($)  Bonus($) Awards($)  Awards($) Compensation($)   Earnings($)  Compensation($)  Totals($)(1)
 --------        ----  ---------  -------- ---------  --------- ---------------   -----------  ---------------  ---------
Kenneth Yonika   2010     -0-        -0-      -0-        -0-         -0-              -0-            -0-            -0-
President and
CEO and CFO

----------
(1) The amounts presented in this table represents the actual compensation paid to the named executive officers by the Company and does not reflect amounts that are due and owing to the named executive officers.

GRANTS OF PLAN-BASED AWARDS TABLE

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company has no activity with respect to these awards.

OPTIONS EXCERCISED AND STOCK VESTED TABLE

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company has no activity with respect to these awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None of our named executive officers had any outstanding stock or option awards, as of March 31, 2010, 2009 and 2008, respectively that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

EMPLOYMENT AND CONSULTING AGREEMENTS

For the period covered by this Annual Report, we entered into the following Consulting Agreements. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

INTERIM CHIEF EXECUTIVE/FINANCIAL OFFICER

On September 14, 2009 the Company entered into a professional services agreement with Pacific Crest Equity Partners, Inc. ("PCEP") a corporation of which the Company's Interim Chief Executive Officer and Chief Financial Officer is solely owned by Mr. Yonika. PCEP performs professional services for the Company under a consulting agreement whereby PCEP is to receive payment of $200 per hour for Mr. Yonika's service in cash or a combination of cash and equity based on a formula that is determined in that agreement. If the Company is unable to pay the amount in cash and pays only in equity; then based upon the formula PCEP shall receive shares of common stock of the Company based on the variable weighted average price ("VWAP") of the Company's publicly-traded common stock for the preceding 20 trading days, prior to the issuance of the common stock, or a VWAP that the Company and PCEP mutually determine at such time.

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

   Name and Address                           Amount and Nature of              Percentage of
 of Beneficial Owner(1)                      Beneficial Ownership(1)        Beneficial Ownership
 ----------------------                      -----------------------        --------------------
Kenneth Yonika, CPA (2)                                    0                            *%
4616 Florida Street, Suite 190
San Diego, California 92116

10% OR GREATER SHAREHOLDERS:

Guy Peckham (3)                                   27,000,000                        27.08%
Suite 1104, 699 Jiazhou Road
Shanghai, China 200041

Steve Lanham (4)                                  27,000,000                        27.08%
28652 Oso Parkway, Suite D
Rancho Santa Margarita, California 92688

All executive officers and directors              27,000,000                        27.08%
 as a group (1 person)

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

(2) Mr. Yonika through Pacific Crest Equity Partners, Inc. ("PCEP) performs professional services for the Company under a consulting agreement whereby PCEP is to receive $200 per hour for Mr. Yonika's professional time. The payment made be made in cash or a combination of cash and equity based on a formula that has been determined in that agreement. As of the date of this Annual Report the Company is obligated to pay PCEP in the amount of $27,600 if paid only in cash. If the Company is unable to pay this amount in cash and therefore pays only in equity of the Company (i.e. common stock), based upon the formula determined in the agreement PCEP would be entitled to receive shares of common stock (restricted) of the Company based on the variable weighted average price ("VWAP") of the Company's common stock for the 20 trading days prior to the issuance of the common stock, or a set VWAP that the Company and PCEP mutually determine. Based on the formula for payment entirely in equity (no cash payment) and the Company's current VWAP of $0.005 per share, PCEP may receive 22,080,000 shares of common stock as payment in full for the professional services rendered to date.
(3)  Mr. Peckham acquired his equity interest through a private transaction (see
     ITEM 9B. - Other Information - Change in Control).
(4)  Mr. Lanham acquired his equity interest through a private transaction (see
     ITEM 9B. - Other Information - Change in Control)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during the fiscal year ended March 31, 2010.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have no employment arrangements as we have no employees or individuals that are defined as employees in their respective capacities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended March 31, 2010, we incurred approximately $10,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2010 and for the review of our financial statements for the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009.

During the fiscal year ended March 31, 2009, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2009 and for the review of our financial statements for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

During the fiscal year ended March 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.                             Document
-----------                             --------

  3.1         Articles of Incorporation (1)

  3.2         Bylaws (1)

 31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

 31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

 32.1 Certification of Principal Executive Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

 32.2 Certification of Principal Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

----------
(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on May 19, 2005.

                                       SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHERN EXPLORATIONS, LTD.


Dated: July 14, 2010                  By: /s/ KENNETH YONIKA
                                          --------------------------------------
                                          Kenneth J. Yonika, President/Chief
                                          Executive Officer, Principal Financial
                                          and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 14, 2010                  By: /s/ KENNETH YONIKA
                                          --------------------------------------
                                          Kenneth J. Yonika, President/Chief
                                          Executive Officer, Principal Financial
                                          and Principal Executive Officer


Dated: July 14, 2010                  By: /s/ STEVE LANHAM
                                          --------------------------------------
                                          Steve Lanham
                                          Director