Form 10-Q
period 2010-06-30
Northern Explorations Ltd.
filed 2010-08-20
CIK 1327195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

	COMMISSION FILE NUMBER:	333-125068

NORTHERN EXPLORATIONS, LTD.

(Exact name of small business issuer as specified in its charter)

	Nevada	26-3633813

	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4616 Florida Street
Suite 190
San Diego, California 92688

(Address of principal executive offices)
(858) 579,1088

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of August 12, 2010: 99,720,000 shares of common stock

		NORTHERN EXPLORATIONS, LTD.
		(AN EXPLORATION STAGE COMPANY))
		Contents
			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Financial Statements
		June 30, 2010
		Balance Sheets	3
		Statements of Operations	4
		Statements of Cash Flows	5
		Notes to the Financial Statements	6
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	10
Item	3	Quantitative and Qualitative Disclosures About Market Risk	12
Item	4	Controls and Procedures	12
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	13
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item	3	Defaults Upon Senior Securities	13
Item	4	(Removed and Reserved)	13
Item	5	Other Information	13
Item	6	Exhibits	13
SIGNATURES			14

NORTHERN EXPLORATIONS, LTD.
(AN EXPLORATION STAGE COMPANY)

Balance Sheets
June 30, 2010

	June 30,	March 31,
	2010	2010

	(Unaudited)
Assets
Current assets:
Cash on hand and in bank	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable - trade	7,899	7,352
Other accrued liabilities	72,920	51,280
Loans from related party	288,865	284,705

Total current liabilities	369,684	343,337

Total liabilities	369,684	343,337

Stockholders' equity (deficit):
Authorized common stock, 150,000,000 shares, $0.001 par value;
Issued and outstanding:
99,720,000 shares at June 30, 2010 and March 31, 2010	99,720	99,720
Additional paid-in capital	(67,720)	(67,720)
Deficit accumulated during development stage	(401,684)	(375,337)

Total shareholders' deficit	(369,684)	(343,337)

Total liabilities and shareholders’ equity (deficit)	$-	$-

(See accompanying notes to financial statements)

NORTHERN EXPLORATIONS, LTD.
(AN EXPLORATION STAGE COMPANY))

Statement of Operations
(Unaudited)

			Cumulative
			amounts from
			date of inception
			(November 17, 2004)
Three Month Period Ended		Three Month Period Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenues	$ -	$-	$-

Operating expenses:
General and administrative expenses	26,346	197,184	401,684

Total operating expenses	26,346	197,184	401,684
Income from operations	(26,346)	(197,184)	(401,684)
Provision for income taxes	-	-	-

Net loss	$ (26,346)	$(197,184)	$(401,684)

Net loss per common share - Basic and diluted	$ (0.00)	$(0.00)

Weighted average common shares outstanding	99,720,000	99,720,000

(See accompanying notes to financial statements)

NORTHERN EXPLORATIONS, LTD.
(AN EXPLORATION STAGE COMPANY)
Statement of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			date of inception
			(November 17, 2004)
	For the Three Months Ended		Through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$ (26,346)	$(197,184)	$(401,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable and other accrued liabilities	22,186	52,566	80,819

Net cash used in operating activities	(4,160)	(144,618)	(320,865)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Loans from related parties	4,160	146,000	288,865
Issuance of common stock	-	-	32,000

Net cash provided by financing activities	4,160	146,000	320,865

Net change in cash and cash equivalents	-	1,382	-
Cash and cash equivalents:
Beginning of period	-	620	-

End of period	$-	$2,002	$-

Supplemental disclosure of cash flow information
Interest paid during period	$-	$-	$-

Income taxes paid during period	$-	$-	$-

(See accompanying notes to financial statements)

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS
1.	Background and Description of Business

Northern Explorations, Ltd. (the "Company") was incorporated in the State of Nevada on November 17, 2004 (date of inception), and its fiscal year end is March 31st. The Company is an "exploration stage company" as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company is a natural resource exploration and production company currently engaged in the exploration, acquisition and development of properties in North America.

2.	Preparation of Financial Statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010.

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

3.	Going Concern Uncertainty

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. The Company has incurred losses since inception resulting in an accumulated deficit of $375,337 since inception and further losses are anticipated in the development of its business plan. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on funds loaned by management, stockholders or other related parties. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's management, stockholders or other related parties to provide additional future funding.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS
4.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its formation (November 17, 2004) and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of natural resource and mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

5.	Loans From Related Party and Other

Two shareholders (related parties) during the periods presented, advanced the Company $288,865 in cash payments. The loans are unsecured and interest free with no specific repayment terms.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS
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

The components of the net deferred tax asset as of March 31, 2010, and the effective tax rate and the valuation allowance are indicated below:

Net operating loss	$401,684
Effective tax rate	34%

Deferred tax asset	$136,572
Valuation allowance	(136,572)

Deferred tax asset	$-

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

7.	Capital Stock Transactions

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

On March 30, 2009, the Company authorized and approved a forward stock split of three for one (3:1) of the total issued and outstanding shares of common stock. The forward stock split increased issued and outstanding shares of common stock from 33,240,000 to 99,720,000 shares of common stock. All share amounts and price per share have been retroactively adjusted for all periods presented.

We have one class of equity:

Common stock, $0.001 par value: 150,000,000 shares authorized; 99,720,000 shares issued and outstanding.

As of June 30, 2010, there were no outstanding stock options or warrants.

8.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 20, 2010, the date of issuance of the interim financial statements. During this period, the Company did not have any material recognizable subsequent events, except for the below.

The Company's two related party shareholders (Note 5 – Loans from Related Party and Other) who advanced the Company in excess of $285,000 assigned their respective debts with the Company to a non-U.S. citizen. The assignments for both of these individuals are inclusive of any and all amounts that were loaned to the Company or payments made on behalf of the Company. The Company is not aware of any changes in the terms of the related party loans, or the intent of the non-U.S. citizen on a demand for repayment from the Company.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS
Reorganization Agreement

Northern Explorations, Ltd., (“NXPN”) a Nevada Corporation, entered into a Reorganization Agreement with High Plains Gas, LLC, a Wyoming limited liability company (“HPG”), dated July 28, 2010 and with final signatures received on July 29, 2010. The agreement sets forth the understanding which was reached by the parties. The following is a summary of terms pursuant to the Agreement: The members of HPG will acquire an 80% controlling interest in the securities of NXPN, and NXPN acquire a 100% controlling interest in the securities of HPG, in accordance with the terms and conditions of the Reorganization Agreement. Upon completion HPG will become a wholly owned subsidiary of the Company. It is anticipated that the transaction will be structured to qualify as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

The Board of Directors of NXPN shall be increased to three members; electing three persons designated by HPG to the Board of Directors, and the name of the Company shall be changed to High Plains Gas, Inc.

NXPN shall either complete a reverse split of its common stock or cancel or cause to be cancelled a total of 86,720,000 shares of its common stock such that at Closing there shall be a total of 13,000,000 shares of common stock issued and outstanding. NXPN shall issue a total of 52,000,000 shares of common stock of NXPN (which at the time of Closing will reflect at least 80% of the fully diluted issued and outstanding common stock of NXPN) for delivery to members of HPG at Closing in exchange for 100% of the controlling interest in the securities of HPG.

NXPN shall also authorize and deliver a Certificate of Designation for a class of preferred stock with six million shares, each of which shall have ten votes per share. The NXPN Preferred Shares shall be issued to Mark D. Hettinger at Closing.

The Closing is anticipated to occur within 90 days of the Agreement, but shall occur upon the satisfaction of the conditions set forth in the Agreement. The Closing Date shall occur as soon as possible after the execution of this Agreement and upon completion of the amendment to the Articles of Incorporation, unless the Escrow Agent receives instructions otherwise from the parties or notice from a party that the conditions set forth in the agreement have not occurred. In the event the Closing does not occur on or before December 31, 2010 the agreement shall terminate.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY))

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

General

Northern Explorations, Ltd. was incorporated under the laws of the State of Nevada on November 17, 2004 (date of inception) and has been engaged in the business of exploration of natural resource properties in the United States. Shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol "NXPN" commencing September 2008. The market for our common stock is limited, and can be volatile.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Northern Explorations," refers to Northern Explorations Ltd.

Plan of Business

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of properties in the United States and within North America.

Our primary activity and focus was pursuing business opportunities in the exploration field and reviewing potential acquisitions in the natural resources sector. We have recently identified an opportunity in this sector.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY))

Reorganization Agreement

Northern Explorations, Ltd., (“NXPN”) a Nevada Corporation, entered into a Reorganization Agreement with High Plains Gas, LLC, a Wyoming limited liability company (“HPG”), dated July 28, 2010 and with final signatures received on July 29, 2010.

The agreement sets forth the understanding which was reached by the parties. The following is a summary of terms pursuant to the Agreement: The members of HPG will acquire an 80% controlling interest in the securities of NXPN, and NXPN acquire a 100% controlling interest in the securities of HPG, in accordance with the terms and conditions of the Reorganization Agreement. Upon completion HPG will become a wholly owned subsidiary of the Company. It is anticipated that the transaction will be structured to qualify as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

The Board of Directors of NXPN shall be increased to three members; electing three persons designated by HPG to the Board of Directors, and the name of the Company shall be changed to High Plains Gas, Inc.

NXPN shall either complete a reverse split of its common stock or cancel or cause to be cancelled a total of 86,720,000 shares of its common stock such that at Closing there shall be a total of 13,000,000 shares of common stock issued and outstanding.

NXPN shall issue a total of 52,000,000 shares of common stock of NXPN (which at the time of Closing will reflect at least 80% of the fully diluted issued and outstanding common stock of NXPN) for delivery to members of HPG at Closing in exchange for 100% of the controlling interest in the securities of HPG.

NXPN shall also authorize and deliver a Certificate of Designation for a class of preferred stock with six million shares, each of which shall have ten votes per share. The NXPN Preferred Shares shall be issued to Mark D. Hettinger at Closing.

The Closing is anticipated to occur within 90 days of the Agreement, but shall occur upon the satisfaction of the conditions set forth in the Agreement. The Closing Date shall occur as soon as possible after the execution of this Agreement and upon completion of the amendment to the Articles of Incorporation, unless the Escrow Agent receives instructions otherwise from the parties or notice from a party that the conditions set forth in the agreement have not occurred. In the event the Closing does not occur on or before December 31, 2010 the agreement shall terminate.

We intend to pursue this reorganization with HPG, upon completion our operations are expected to significantly develop as we pursue the operations of HPG as a wholly owned subsidiary.

Results of Operations

For the three month periods ended June 30, 2010 and 2009:

The Company had no revenues for the three month periods ended June 30, 2010 and 2009.

General and administrative expenses for the respective three month periods ended June 30, 2010 and 2009 were approximately $26,346 and $197,184. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight services. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective three month periods ended June 30, 2010 and 2009, respectively, were nil, based on the adjusted weighted-average shares issued and outstanding at the end of each respective period.

At June 30, 2010 and March 31, 2010, the Company had a working capital deficit of approximately $369,684 and $343,337, respectively.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY))

Liquidity and Capital Resources

During the three-month period ending June30, 2010 the Company’s cash position remained unchanged at $0. The Company does not presently have enough cash on hand to meet its current obligations and repay debt it has accrued for services, costs and other fees it has incurred.

Historically, the Company has relied on advances from related parties and sales of its common equity to maintain operations. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's officers, directors or stockholders to provide additional future funding.

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

Off-Balance Sheet Arrangements None Applicable

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Yonika, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY))

Part II OTHER INFORMATION Item 1 Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the three month period ending June 30, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending June 30, 2010

Item 3	Defaults upon Senior Securities
None, for the period ending June 30, 2010
Item 4	(Removed and Reserved)
Item 5	Other Information
None, for the period ending June 30, 2010
Item 6	Exhibits

Exhibits

Northern Explorations, Ltd. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on May 19, 2005.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on May 19, 2005.

Northern Explorations, Ltd. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

NORTHERN EXPLORATIONS, LTD. (AN EXPLORATION STAGE COMPANY))

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Explorations, Ltd.

Date: August 20, 2010
By: /s/ Kenneth J. Yonika
Kenneth J. Yonika, CPA Principal Executive Officer Principal Financial Officer