Form 10-Q
period 2010-09-30
High Plains Gas, Inc.
filed 2010-11-22
CIK 1327195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010
                 -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from           to

                       Commission file number 333-125068
                                              ----------

                             HIGH PLAINS GAS, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                              26-3633813
--------------------------------------------------------------------------------
(State or other jurisdiction of    (I. R. S. Employer Identification No.)
 incorporation or organization)

                      3601 Southern Dr, Gillette, WY 82718
--------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (307) 686-5030
                                                    ----------------

                          NORTHERN EXPLORATIONS, LTD.
   (Former name, former address and former fiscal year, if changed since last report)

Copies of all communications should be sent to:

                                Cutler Law Group
                            3355 W Alabama, Ste 1150
                              Houston, Texas 77098
                           Telephone:  (713) 888-0040
                           Facsimile:  (800) 836-0714
                         Email:  rcutler@cutlerlaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]                Accelerated filer             [ ]
Non-accelerated filer       [ ]                Smaller reporting company     [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [ ]  No [x]

The number of shares of the registrant's common stock outstanding as of September 30, 2010 was 498,600 shares and the number of shares of the registrant's common stock outstanding as of November 15, 2010 was 65,200,000.


EXPLANATORY NOTE:


On October 25, 2010 High Plains Gas, Inc. (formerly Northern Explorations, Ltd.)
completed its reorganization with High Plains Gas, LLC ("HPG").   In accordance
with the terms of the reorganization agreement, HPG (the operating entity) became a wholly owned subsidiary of Northern Explorations, which then changed
its name to High Plains Gas, Inc.   This transaction was accounted for as a
reverse merger. The financial statements and other information included herein precede the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for both Northern Explorations, Ltd. and High Plains Gas, LLC as of September 30, 2010. The information also includes a pro forma financial statement combining the two financial statements.

                                      F-3
                             HIGH PLAINS GAS, INC.
                             ---------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------- --------

Item 1.   Interim Financial Statements (Unaudited)

          High Plains Gas, Inc. (formerly Northern Explorations, Ltd.)

          Balance Sheets of High Plains Gas, Inc. (formerly Northern Explorations, Ltd.) at September 30, (unaudited)
          and March 31, 2010                                                 F-5

          Statements of Operations of High Plains Gas, Inc. (formerly
          Northern Explorations, Ltd.) for the Three Months ended
          September 30, 2010 and 2009, for the Six Months ended
          September 30, 2010 and 2009, and for the period from Inception
          (November 17, 2004) through September 30, 2010 (Unaudited)         F-6

          Statement of Cash Flows of High Plains Gas, Inc. (formerly
          Northern Explorations, Ltd.) for the Six Months ended
          September 30, 2010 and 2009 and for the period from Inception
          (November 17, 2004) through September 30, 2010 (Unaudited)         F-7

          Notes to Interim Financial Statements for High Plains Gas, Inc.
          (formerly Northern Explorations, Ltd.) (unaudited)                 F-8

          High Plains Gas LLC (consolidated with High Plains Gas, Inc. subsequent to this reporting period)

          Balance Sheets of High Plains Gas, LLC at September 30, 2010
          and December 31, 2009 (unaudited)                                 F-14

          Statements of Operations of High Plains Gas, LLC for the Nine
          Months ended September 30, 2010 and 2009 (Unaudited)              F-15

          Statement of Cash Flows of High Plains Gas, LLC for the Nine
          Months ended September 30, 2010 and 2009 (Unaudited)              F-16

          Statement of Equity of High Plains Gas, LLC for the Nine
          Months ended September 30, 2010 (unaudited)                       F-17

          Notes to Interim Financial Statements for High Plains Gas,
          LLC (unaudited)                                                   F-18

          Pro Forma Financial Information

          Pro Forma Consolidated Balance Sheet combining High Plains
          Gas, Inc. (formerly Northern Explorations, Ltd.) and High
          Plains Gas, LLC at September 30, 2010 (unaudited)                 F-22

          Notes to Pro Forma Consolidated Financial Statements
          (unaudited)                                                       F-23

Item 2.   Management's Discussion and Analysis                                24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.         21

Item 4.   Controls and Procedures                                             21


PART II.  OTHER INFORMATION
--------  -------------------------------------------------------------

Item 1.   Legal Proceedings                                                   21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   (Removed and Reserved)                                              21

Item 5.   Other Information                                                   21

Item 6.   Exhibits                                                            22

Signatures                                                                    22

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS


           High Plains Gas, Inc. (f/k/a Northern Explorations, Ltd.)
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                     As of          As of
                                                 September 30,    March 31,
                                                      2010          2010
                                                ---------------  -----------
                                                  (Unaudited)

                                     ASSETS

Current assets:
 Cash on hand and in bank                       $            -   $        -
                                                ---------------  -----------
   Total current assets                                      -            -
                                                ---------------  -----------
   Total assets                                 $            -   $        -
                                                ===============  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable - trade                                3,629        7,352
 Other accrued liabilities                             108,980       51,280
 Loans from related party                              284,705      284,705
                                                ---------------  -----------
   Total current liabilities                           397,314      343,337
                                                ---------------  -----------
   Total liabilities                                   397,314      343,337

Stockholders' equity (deficit):
 Authorized common stock, 150,000,000 shares,
   $0.001 par value; Issued and outstanding:
    498,600 shares at September 30, 2010 and
    March 31, 2010                                         499          499
 Additional paid-in capital                             31,501       31,501
 Deficit accumulated during development stage         (429,314)    (375,337)
                                                ---------------  -----------
   Total stockholders' deficit                        (397,314)    (343,337)
                                                ---------------  -----------
   Total liabilities and stockholders' equity
    (deficit)                                   $            -   $        -
                                                ===============  ===========

                (See accompanying notes to financial statements)

                            High Plains Gas, Inc. (f/k/a Northern Explorations, Ltd.)
                                         (An Exploration Stage Company))
                                             Statement of Operations
                                                   (Unaudited)
                                                For the Three Month    For the Three Month
                                                   Period Ended           Period Ended
                                                   September 30,          September 30,
                                                        2010                   2009
                                               ---------------------  ---------------------

Revenues                                       $                  -   $                  -
                                               ---------------------  ---------------------
Operating expenses:
 General and administrative expenses                         27,630                 85,083
                                               ---------------------  ---------------------
   Total operating expenses                                  27,630                 85,083
Income from operations                                      (27,630)               (85,083)
Provision for income taxes                                        -                      -
                                               ---------------------  ---------------------
   Net loss                                    $            (27,630)  $            (85,083)
                                               =====================  =====================

Net loss per common share - Basic and diluted  $              (0.06)  $              (0.17)
                                               =====================  =====================
Weighted average common shares outstanding                  498,600                498,600
                                               =====================  =====================

                                                                                                 Cumulative
                                                                                                amounts from
                                                                                              date of inception
                                                 For the Six Month      For the Six Month    (November 17, 2004)
                                                   Period Ended           Period Ended             through
                                                   September 30,          September 30,         September 30,
                                                        2010                   2009                  2010
                                               ---------------------  ---------------------  --------------------

Revenues                                       $                  -   $                  -   $                 -
                                               ---------------------  ---------------------  --------------------
Operating expenses:
 General and administrative expenses                         53,976                282,267               429,314
                                               ---------------------  ---------------------  --------------------
   Total operating expenses                                  53,976                282,267               429,314
Income from operations                                      (53,976)              (282,267)             (429,314)
Provision for income taxes                                        -                      -                     -
                                               ---------------------  ---------------------  --------------------
   Net loss                                    $            (53,976)  $           (282,267)  $          (429,314)
                                               =====================  =====================  ====================

Net loss per common share - Basic and diluted  $              (0.11)  $              (0.57)
                                               =====================  =====================
Weighted average common shares outstanding                  498,600                498,600
                                               =====================  =====================

                                (See accompanying notes to financial statements)

                              High Plains Gas, Inc. (f/k/a Northern Explorations, Ltd.)
                                           (An Exploration Stage Company))
                                               Statement of Cash Flows
                                                     (Unaudited)
                                                                                                     Cumulative
                                                                                                    amounts from
                                                                                                  date of inception
                                                                                                 (November 17, 2004)
                                                               For the Six Month Periods Ended          Through
                                                                September 30,    September 30,       September 30,
                                                                     2010             2009                2010
                                                               ---------------  ---------------  --------------------
Cash flows from operating activities:
 Net loss                                                      $      (53,976)  $     (282,267)  $          (429,314)
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Increase in accounts payable and other accrued liabilities          53,976          100,377               112,609
                                                               ---------------  ---------------  --------------------
     Net cash used in operating activities                                  -         (181,890)             (316,705)
                                                               ---------------  ---------------  --------------------

Cash flows from investing activities                                        -                -                     -
                                                               ---------------  ---------------  --------------------
     Net cash provided by investing activities                              -                -                     -
                                                               ---------------  ---------------  --------------------

Cash flows from financing activities:
 Loans from related parties                                                 -          181,000               284,705
 Bank overdraft                                                             -             270-
 Issuance of common stock                                                   -                -                32,000
                                                               ---------------  ---------------  --------------------
     Net cash provided by financing activities                              -          181,270               316,705
                                                               ---------------  ---------------  --------------------

Net change in cash and cash equivalents                                     -             (620)                    -
Cash and cash equivalents:
 Beginning of period                                                        -              620                     -
                                                               ---------------  ---------------  --------------------
 End of period                                                 $            -   $            -   $                 -
                                                               ===============  ===============  ====================

Supplemental disclosure of cash flow information
 Interest paid during period                                   $            -   $            -   $                 -
                                                               ===============  ===============  ====================
 Income taxes paid during period                               $            -   $            -   $                 -
                                                               ===============  ===============  ====================

                                  (See accompanying notes to financial statements)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BACKGROUND  AND  DESCRIPTION  OF  BUSINESS

Northern Explorations, Ltd. (the "Company") was incorporated in the State of Nevada on November 17, 2004 (date of inception), and its fiscal year end is March 31st. Prior to completion of the reorganization on October 25, 2010 (referenced in Note 8 - Subsequent Events), the Company was an "exploration stage company" as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company was a natural resource exploration and production company engaged in the exploration, acquisition and development of properties in North America.

On October 25, 2010 the Company completed its reorganization with High Plains Gas, LLC ("HPG"). In accordance with the terms of the reorganization agreement, High Plains Gas LLC (the operating entity) became a wholly owned subsidiary of Northern Explorations, and has changed its name to High Plains Gas, Inc. (see
Note 8 - Subsequent Events).

2.  PREPARATION  OF  FINANCIAL  STATEMENTS

FINANCIAL  STATEMENT  PREPARATION
---------------------------------

The unaudited financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.
In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010.

BASIS  OF  ACCOUNTING
---------------------

The Company's policy is to use the accrual method of accounting and to prepare and present the financial statements in accordance with accounting principles generally accepted in the United States.

ESTIMATES
---------

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

3.  GOING  CONCERN  UNCERTAINTY

Prior to the reorganization, the Company had virtually no operating history, limited cash on hand, no assets and a business plan with inherent risk. The
Company incurred losses since inception resulting in an accumulated deficit of $429,314 since inception through September 30, 2010. Because of these factors, the Company's auditors issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010. This means, in the auditor's opinion, substantial doubt about the Company's ability to continue as a going concern existed at the date of their opinion.

The Company's existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding. If no additional operating capital is received during the next twelve months, the Company would be forced to rely on funds loaned by management, stockholders or other related parties. There is no legal obligation for the Company's management, stockholders or other related parties to provide additional future funding.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

MINERAL  PROPERTY  COSTS
------------------------

The Company has been in the exploration stage since its formation (November 17, 2004) and as of September 30, 2010 (prior to the date of the Reorganization) had not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of natural resource and mining properties. Mineral property acquisition and exploration costs have been charged to operations as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve.

ENVIRONMENTAL COSTS
-------------------

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

INCOME TAXES
------------

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

BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

5.  LOANS  -  RELATED  PARTY

Two shareholders (related parties) prior to March 31, 2010, advanced the Company $284,705 in cash payments. The loans were unsecured and interest free with no specific repayment terms. Subsequent to March 31, 2010 these loans were assigned to an individual. See our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on July 14, 2010. Subsequent to September 30, 2010, these loans were converted into common stock (See Note 8 - Subsequent Events).

6.  INCOME  TAXES

At September 30, 2010 the Company had approximately $430,000 of net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain NOL's, particularly subsequent to the change in control which resulted from the Reorganization. The NOL carry forwards begin to expire in 2024.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $429,314, which expire in 2030. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as of September 30, 2010, and the effective tax rate and the valuation allowance are indicated below:

       Net operating loss   $ 429,314
       Effective tax rate          34%
                            ----------

       Deferred tax asset   $ 145,967
       Valuation allowance   (145,967)
                            ----------

       Deferred tax asset   $       -
                            ==========

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

7.  CAPITAL  STOCK  TRANSACTIONS

On December 7, 2004, the Company sold 270,000 shares of its common stock at $0.01112 per share. On December 22, 2004, the Company sold 225,000 shares of its common stock at $0.11120 per share. On January 17, 2005, the Company sold 3,600 shares of its common stock at $1.11200 per share.

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

Reverse  Stock  Split

Effective September 30, 2010, the Company completed a 1 for 200 reverse split of the issued and outstanding common shares, $0.001 par value.

Prior to the reverse split a total of 99,720,000 common shares were issued and outstanding. Upon completion of the reverse split a total of 498,600 common shares were issued and outstanding. Fractional shares were rounded to the next whole share. (if prior to the reverse split a shareholder had 200 common shares of the Company they would have 1 common share effective September 30, 2010 as a result of the reverse split. The reverse split was approved by shareholders representing 58% of the issued and outstanding common stock.

All impacted amounts included in the condensed financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying any equity instruments, shares reserved and loss per share.

Stock  Issuances-  Post  September  30,  2010

On October 11, 2010, the Company converted all outstanding loan balances including any accrued interest into 12,501,400 common shares issued to five entities. (See Note 8 - Subsequent Events).

On October 18, 2010, the Company pursuant to the Reorganization Agreement issued 52,000,000 common shares to nine individuals representing 100% of the membership interests in High Plains Gas, LLC. (See Note 8 - Subsequent Events).

Effective November 8, 2010, the Company completed the sale pursuant to a private placement of 200,000 shares of common stock at a price of $1.00 to five accredited investors.

Effective November 17, 2010, the Company completed the sale pursuant to a private placement of an additional 400,000 shares of common stock at a price of $1.00 to five additional accredited investors.

As  of  September 30, 2010, there were no outstanding stock options or warrants.

8.  SUBSEQUENT  EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through November 15, 2010, the date of issuance of the interim financial statements. During this period, the Company did not have any material recognizable subsequent events, except for the below.
The Company's two related party shareholders (Note 5 - Loans - Related Party) who advanced the Company in excess of $285,000 assigned their respective debts with the Company to a non-U.S. citizen. The assignments for both of these individuals are inclusive of any and all amounts that were loaned to the Company or payments made on behalf of the Company. The Company is not aware of any changes in the terms of the related party loans, or the intent of the non-U.S.
citizen  on  a  demand  for  repayment  from  the  Company.

Effective October 11, 2010, the Company converted $284,705 of related party loans (see Note 5 - Related Party - Loans) into 5,501,400 shares of common stock at a price of $0.05 per share to four entities that were assigned the debt on April 1, 2010.

Effective October 11, 2010, the Company converted $110,633 of our remaining outstanding liabilities into 7,000,000 shares of common stock at a price of $0.016 per share to one individual who was assigned the outstanding liability/accrued expenses or paid these expenses behalf of the Company prior to the Reorganization.

Reorganization Agreement

High Plains Gas, Inc. (formerly Northern Explorations, Ltd.), a Nevada Corporation, entered into a Reorganization Agreement with High Plains Gas, LLC, a Wyoming limited liability company ("HPG"), dated July 28, 2010 and with final signatures received on July 29, 2010, as amended September 13, 2010 (the "Reorganization").

Pursuant to the Reorganization Agreement, effective September 30, 2010, the name of the Company was changed to High Plains Gas, Inc. The Articles of Incorporation were amended to reflect this name change.

In addition the authorized common stock was increased from 150,000,000 par value $0.001 common shares to 250,000,000 par value $0.001 common shares. The amendment was approved by shareholders representing 58% of the issued and outstanding common stock.

Effective September 30, 2010, the Company completed a 1 for 200 reverse split of the issued and outstanding Common Shares, $0.001 par value.

Prior to the reverse split a total of 99,720,000 common shares were issued and outstanding. Upon completion of the reverse split a total of 498,600 common shares were issued and outstanding. Fractional shares were rounded to the next whole share. (if prior to the reverse split a shareholder had 200 common shares of the Company they would have 1 common share effective September 30, 2010 as a result of the reverse split). The reverse split was approved by shareholders representing 58% of the issued and outstanding common stock.

On October 25, 2010 the Company completed its reorganization with HPG. In accordance with the terms of the reorganization agreement, HPG (the operating entity) became a wholly owned subsidiary of Northern Explorations, which then changed its name to High Plains Gas, Inc. The financial statements and other information included herein precedes the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for both Northern Explorations, Ltd. and High Plains Gas, LLC as of September 30, 2010. The information also includes a pro forma financial statement combining the two financial statements. The Company issued a total of

52,000,000 shares of common stock of the Company (which at the time of Closing reflected 80% of the fully diluted issued and outstanding common stock of the Company) for delivery to members of HPG in exchange for 100% of the controlling interest in the securities of HPG.

In November 2010, HPG entered into two promissory notes totaling $1,750,000. The interest rate is 10% per annum and both are due at the earlier of a proposed PIPE financing of a minimum of $20 million or on December 31, 2010. The proceeds received from the notes were utilized by the Company to acquire certain bonds to close the CEP transaction with Pennaco Energy (described below).

In November 2010, HPG entered into a promissory note totaling $3,000,000 with Mark Hettinger. The interest rate is 15% per annum and the note is due upon the closing of proposed financing for the Company in a minimum of $20,000,000. Mr. Hettinger is also due 450,000 shares of Common Stock of the Company issuable at the time of payment of the Promissory Note. These shares are accounted for as a debt discount on the note payable.

In November 2010, HPG entered into an operations and convertible note receivable agreement with Current Energy Partners Corporation ("Current") and its wholly owned subsidiary CEP M Purchase LLC ("CEP"). The proceeds received from the three promissory notes in November 2010 were used to pay the $3,550,000 to Current. The convertible note receivable is convertible, at HPG's option, into 51% membership interest in CEP. In November 2010, HPG converted the note receivable into 51% of CEP.

HPG also entered into an option agreement with Current where HPG was granted an option to purchase the remaining 49% interest in CEP for a total consideration of $1,500,000 and 11,250,000 newly issued shares of common stock of HPG. Those shares shall be increased in the event of a stock dividend or other reorganization of HPG consistent with such dividend or reorganization. The option expires on January 31, 2011.

Effective November 8, 2010, the Company completed the sale pursuant to a private placement of 200,000 shares of common stock at a price of $1.00 to five accredited investors.

Effective November 17, 2010, the Company completed the sale pursuant to a private placement of an additional 400,000 shares of common stock at a price of $1.00 to five additional accredited investors.

                              HIGH PLAINS GAS, LLC

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                 SEPTEMBER 30,    December 31,
                                                      2010            2009
                                                ---------------  --------------
ASSETS
----------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                    $       30,779   $      70,426
   Accounts receivable                                 137,103          94,786
   Prepaid and other current assets                      8,918          25,962
                                                ---------------  --------------
                  TOTAL CURRENT ASSETS                 176,800         191,174
OIL AND GAS PROPERTIES - using successful
   efforts method of accounting
       Proved properties                             5,075,794       3,458,022
   Less accumulated depletion, depreciation
      and amortization                              (2,436,620)     (1,865,531)
                                                ---------------  --------------
          OIL AND NATURAL GAS PROPERTIES, NET        2,639,174       1,592,491

   Property, plant, and equipment                       17,987               -
   Note receivable - long term                         122,977         254,135
   Other assets                                        201,718         177,023
                                                ---------------  --------------

                  TOTAL ASSETS                  $    3,158,656   $   2,214,823

LIABILITIES AND MEMBERS'EQUITY
----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                             $      708,718   $     215,758
   Accounts payable - related party                      5,172          30,196
   Accrued expenses                                    129,236           3,305
   Royalties payable                                    44,438          54,848
   Current portion of long-term debt                   636,990         119,131
   Line-of-credit                                      200,000         800,000
   Asset retirement obligation - short term             21,367          21,367
                                                ---------------  --------------
         TOTAL CURRENT LIABILITIES                   1,745,921       1,244,605

   Long term debt                                      978,475         317,432
   Asset retirement obligations                        164,816          11,679
                                                ---------------  --------------
         TOTAL LIABILITIES                           2,889,212       1,573,716
                                                ---------------  --------------

COMMITMENTS AND CONTINGENCIES                                -               -

MEMBERS' EQUITY
   Members' capital contribution                     1,004,283         285,780
   Retained earnings (deficit)                        (734,839)        355,327
                                                ---------------  --------------
         TOTAL MEMBERS' EQUITY                         269,444         641,107
                                                ---------------  --------------


TOTAL LIABILITIES AND MEMBERS' EQUITY           $    3,158,656   $   2,214,823
                                                ===============  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                              HIGH PLAINS GAS, LLC
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  2010         2009
                                              ------------  ----------

REVENUES
   Oil and gas revenue                        $ 1,098,075   $ 443,094
   Pipeline revenue                                13,290      67,766
                                              ------------  ----------

         TOTAL REVENUE                          1,111,365     510,860
                                              ------------  ----------

COSTS AND EXPENSES
   Production                                     721,388     452,398
   General and administrative                     875,539      98,992
   Depreciation, depletion and amortization       571,089     307,916
   Gain on sale of oil and gas property           (20,000)          -
   Accretion expense                                3,326           -
                                              ------------  ----------

         TOTAL COSTS AND EXPENSES               2,151,342     859,306
                                              ------------  ----------

NET LOSS FROM OPERATIONS                      $(1,039,977)  $(348,446)

OTHER INCOME (EXPENSE)
   Other income                                     6,951          18
   Interest (expense), net                        (57,140)    (22,311)
                                              ------------  ----------

         TOTAL OTHER EXPENSE, NET                 (50,189)    (22,293)
                                              ------------  ----------

NET LOSS                                      $(1,090,166)  $(370,739)
                                              ============  ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENT

                              HIGH PLAINS GAS, LLC
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        2010         2009
                                                    ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(1,090,166)  $(370,739)
 Adjustments to reconcile net loss to net cash
   Used in operating activities
     Depreciation, depletion and amortization           571,089     307,916
     Accretion expense                                    3,326           -
     Amortization of discount long-term receivable      (13,516)          -

 Changes in operating assets and liabilities
   Accounts receivable                                  (42,317)      7,790
   Notes receivable                                     144,674           -
   Prepaid expenses and Other assets                     (7,651)     (6,598)
   Accounts payable                                     492,960     (33,341)
   Accounts payable - related party                     (25,024)          -
   Accrued expenses                                     125,931         377
   Royalties payable                                    (10,410)       (598)
                                                    ------------  ----------
      Net cash provided by (used in) operating
      activities                                        148,896     (95,193)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of office equipment                           (17,987)          -
 Investment in proved properties                       (800,141)   (284,099)
                                                    ------------  ----------
      Net cash used in investing activities            (818,128)   (284,099)

CASH FLOWS FROM FINANCING ACTIVITIES
 Member's contribution                                  702,503     193,000
 Redemption of membership units                        (134,000)          -
 Borrowings on line of credit                         1,400,000     220,000
 Repayments on debt                                  (1,338,918)    (71,691)
                                                    ------------  ----------
      Net cash provided by financing activities         629,585     341,309


INCREASE IN CASH AND CASH EQUIVALENTS                   (39,647)    (37,983)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           70,426      74,810
                                                    ------------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    30,779   $  36,827
                                                    ============  ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                             $    53,564   $  46,596
 Cash paid for income taxes                                   -           -
NON-CASH ACTIVITIES
 Additions to asset retirement obligation for
   purchased wells                                  $   149,811   $       -
 Purchase of oil and gas properties with
   term loan                                        $   475,000   $       -
 Purchase of oil and gas properties paid by
   related party                                    $   150,000   $       -

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENT

                              HIGH PLAINS GAS, LLC

                              STATEMENT OF EQUITY
                                  (UNAUDITED)


                    Balance at December 31, 2009   $   641,107

                    Owners' capital contribution       852,503

                    Membership unit redemption        (134,000)

                    Net loss                        (1,090,166)

                    Balance at September 30, 2010  $   269,444


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                              HIGH PLAINS GAS, LLC

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     High Plains Gas, LLC ("HPG") is an independent exploration company primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties onshore in the United States.

On October 25, 2010 HPG completed its reorganization with High Plains Gas, Inc. (formerly Northern Explorations, Ltd.). In accordance with the terms of the reorganization agreement, HPG (the operating entity) became a wholly owned subsidiary of Northern Explorations which changed its name to High Plains Gas, Inc. (see Note 6 - Subsequent Events).

Interim Financial Statements

     The accounting policies and methods followed in preparing these unaudited condensed financial statements are those used by HPG as described in Note 1 of the notes to December 31, 2009 and 2008 financial statements included on the Form 8-K filed by High Plains Gas, Inc. with the US Securities and Exchange Commission on October 22, 2010. The unaudited financial statements for the nine-month period ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

     In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed financial statements. Operating results for the nine-month period ended September 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

Use of Estimates

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most critical estimate HPG uses is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation and depletion of oil and gas properties and the estimate of the impairment of HPG's oil and gas properties. It also affects the estimated lives of HPG assets used to determine asset retirement obligations.

NOTE 2 - DEBT

     Total debt at September 30, 2010 and December 31, 2009 consists of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      2010            2009
                                                ---------------  --------------
Term loan- First Interstate Bank                $            -   $     436,563
Line of credit- First Interstate Bank                        -         800,000
Line of credit- US Bank                                200,000               -
Term loan - US Bank                                  1,102,870               -
Term loan - Jim's Water Service                        475,000               -
Ford Motor Credit Loan                                  37,595               -
                                                ---------------  --------------
                                                     1,815,465       1,236,563

Less current portion of line of credits               (200,000)       (800,000)
Less current portion of Ford Motor Credit loan          (7,589)              -
Less current portion Jim's Water Service loan         (475,000)              -
Less current portion of US Bank term loan             (154,401)       (119,131)
                                                ---------------  --------------
Long-term debt                                  $      978,475   $     317,432
                                                ===============  ==============

     HPG entered in a loan agreement with First Interstate Bank on October 12, 2006 for a line of credit of up to $800,000 and an original maturity date of October 12, 2009. On October 22, 2008 the agreement was modified and with a new interest rate of 9.250% and new maturity date of December 7, 2009. On December 7, 2009 the agreement was modified to reflect a new interest rate of 6% and a new maturity date of October 12, 2010. The loan was fully paid-off and retired in January 2010.

     HPG entered in a loan agreement with First Interstate Bank on November 7, 2007 for a term loan of $653,250 and a maturity date on July 7, 2013. Payments were established at $12,000 per month at an interest rate of 8.25%. On May 13, 2008, the agreement was modified to reflect a new interest rate of 6.5%. The loan was fully paid-off and retired in January 2010.

     HPG borrowed $1.2 million from U.S. Bank on January 20, 2010, with an interest rate of 4.95% per annum. HPG must make 35 monthly payments of $16,935 with the remaining principal due in a balloon payment on January 20, 2013. HPG also obtained a line-of-credit that has a maximum borrowing capacity of $200,000 and an interest rate of 4.95%. At September 30, 2010, HPG has borrowed the full amount of $200,000. The maturity date of this line-of-credit is October 31, 2010.

     HPG is obligated under a promissory note and mortgage for $475,000 for the purchase of existing coal bed methane wells from an unrelated party. The note carries a 10% rate of interest and is due and payable in full no later than January 3, 2011 along with any unpaid accrued interest. An interest payment of $19,792 was made in August 2010, and an additional interest payment of $15,833 is due December 31, 2010. The note is secured by the mineral interests assigned.

     HPG borrowed $42,820 from Ford Motor Credit for the purchase of a vehicle. The loan bears an interest rate of 7.99% and requires 60 monthly payments of $871 principal and interest. The balance as of September 30, 2010 is $37,595.

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTY

     As noted in Note 2, during April 2010, HPG purchased oil and gas leases along with personal property in 45 producing coal bed methane wells and mineral interests from an unrelated third party for $625,000. The Company paid $150,000 cash on the closing date and the remaining balance of $475,000 is financed through the seller. These properties are adjacent to HPG's existing field and are subject to the terms and conditions of record regarding overriding royalties and other interests. The seller also reserved a one-third interest in all minerals below the Fort Union Oil Formation or 3,000 feet below the surface, whichever is deeper. The seller also retained its ownership interest in an 8" pipeline that crosses in part the properties being transferred.

NOTE 4 - MEMBERS' EQUITY

     HPG received capital contributions of $852,503 from its members during the nine months ended September 30, 2010.

     On May 5th, 2010 HPG entered into a membership unit redemption agreement with five of its member owners who collectively held 50 units of HPG. These 50 units represent 47.50% of the total membership units issued and outstanding at the time of redemption. In exchange for the redemption of these units HPG assigned several oil and gas leases for nonproducing mineral interests with a basis and fair value of nil along and paid $134,000 to the redeemed members. The assignment and conveyances included specific portions of certain oil and gas leases for all gas below a depth of three thousand feet, or the base of the Fort Union Coal Formation, whichever is deeper and all oil at any depth.

NOTE  5  -  ASSET  RETIREMENT  OBLIGATION

     Changes  in  HPG's  asset  retirement  obligations  were  as  follows:

                                                  SEPTEMBER 30,
                                                       2010
                                                 --------------
Asset retirement obligations, beginning of year  $       33,046
Additions                                               149,811
Accretion expense                                         3,326
                                                 --------------
Asset retirement obligations, end of period      $      186,183
                                                 ==============

     HPG maintains certificates of deposits that have been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by HPG on its federal leases. At September 30, 2010, the amount of these certificates of deposits totaled $200,000 and is shown as other assets.

NOTE 6- SUBSEQUENT EVENTS

     HPG had previously entered into a contract with Alpha Wyoming and Land Company LLC ("Alpha Coal"). Alpha Coal purchased its contract from HPG for about $745,000 with $345,000 paid in September 2010. In October 2010, Alpha Coal paid HPG the approximate remaining $400,000 due for HPG's interest. HPG accrued bonuses from these payments totaling $350,000 to some HPG employees as of September 30, 2010.

     In November 2010, HPG entered into two promissory notes totaling $1,750,000. The interest rate is 10% per annum and both are due at the earlier of a proposed PIPE financing of a minimum of $20 million or on December 31, 2010. The proceeds received from the notes were utilized by the Company to acquire certain bonds to close the CEP transaction with Pennaco Energy (described below).

     In November 2010, HPG entered into a promissory note totaling $3,000,000 with Mark Hettinger. The interest rate is 15% per annum and the note is due upon the closing of proposed financing for the Company in a minimum of $20,000,000. Mr. Hettinger is also due 450,000 shares of Common Stock of the Company issuable at the time of payment of the Promissory Note. These shares are accounted for as a debt discount on the note payable.

     In November 2010, HPG entered into an operations and convertible note receivable agreement with Current Energy Partners Corporation ("Current") and its wholly owned subsidiary CEP M Purchase LLC ("CEP"). The proceeds received from the three promissory notes in November 2010 were used to pay the $3,550,000 to Current. The convertible note receivable is convertible, at HPG's option, into 51% membership interest in CEP. In November 2010, HPG converted the note receivable into 51% of CEP.

     HPG also entered into an option agreement with Current where HPG was granted an option to purchase the remaining 49% interest in CEP for a total consideration of $1,500,000 and 11,250,000 newly issued shares of common stock of HPG. Those shares shall be increased in the event of a stock dividend or other reorganization of HPG consistent with such dividend or reorganization. The option expires on January 31, 2011.

     On  October 25, 2010 the Company completed its reorganization with Northern
Explorations,  Ltd.   In  accordance  with  the  terms  of  the  reorganization
agreement, HPG (the operating entity) became a wholly owned subsidiary of Northern Explorations, which then changed its name to High Plains Gas, Inc. The financial statements and other information included herein precedes the effective date of the reorganization. As a consequence, the information presented includes separately the financial statements for both Northern Explorations, Ltd. and High Plains Gas, LLC as of September 30, 2010. The information also includes a pro forma financial statement combining the two financial statements. The Company issued a total of 52,000,000 shares of common stock of the Company (which at the time of Closing reflected 80% of the fully diluted issued and outstanding common stock of the Company) for delivery to members of HPG in exchange for 100% of the controlling interest in the securities of HPG. The transaction is accounted for as a reverse merger.

     In November 2010, the Company completed the sale pursuant to a private placement of 600,000 shares of common stock at a price of $1.00 to accredited investors.

                                   UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 2010
                                                HIGH PLAINS GAS, LLC
                                                    (UNAUDITED)
                                                                Northern                             Pro-forma
                                            High Plains Gas,    Explorations,    Pro-forma           Consolidated
                                            LLC                 Ltd.             Adjustments         Balance Sheet
                                            ------------------  ---------------  -------------       ---------------
ASSETS
------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents                  $          30,779   $            -   $          -        $       30,779
 Accounts receivable                                  137,103                -              -               137,103
 Prepaid and other current assets                       8,918                -              -                 8,918
                                            ------------------  ---------------  -------------       ---------------

   TOTAL CURRENT ASSETS                     $         176,800                -              -               176,800

OIL AND GAS PROPERTIES - using
successful efforts method of accounting
 Proved properties                                  5,075,794                -              -             5,075,794
 Less accumulated depletion,
 depreciation and amortization                     (2,436,620)               -              -            (2,436,620)
                                            ------------------  ---------------  -------------       ---------------
   OIL AND GAS PROPERTIES, NET                      2,639,174                -              -             2,639,174

 Property and equipment                                17,987                -              -                17,987
 Note receivable - long term                          122,977                -              -               122,977
 Other assets                                         201,718                -              -               201,718
                                            ------------------  ---------------  -------------       ---------------

TOTAL ASSETS                                $       3,158,656   $            -   $          -        $    3,158,656

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
CURRENT LIABILITIES
 Accounts payable                           $         708,718   $        3,629   $     (3,629)       $      708,718
 Accounts payable - related party                       5,172          284,705       (284,705)                5,172
 Accrued expenses                                     129,236          108,980       (108,980)              129,236
 Royalties payable                                     44,438                -              -                44,438
 Current portion of long-term debt                    636,990                -              -               636,840
 Line-of-credit                                       200,000                -              -               200,000
 Asset retirement obligation - short-term              21,367                -              -                21,367
                                            ------------------  ---------------  -------------       ---------------

   TOTAL CURRENT LIABILITIES                        1,745,921          397,314       (397,314)            1,745,921

Long term debt                                        978,475                -              -               978,475
Asset retirement obligations                          164,816                -              -               164,816
                                            ------------------  ---------------  -------------       ---------------

   TOTAL LIABILITIES                                2,889,212          397,314       (397,314)            2,889,212

COMMITMENTS AND CONTINGENCIES                               -                -              -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common Stock, $0.001 par value,
   250,000,000 shares authorized,                           -              499              -   (a)          65,000
   65,000,000 shares issued and                                                        12,501   (b)
    Outstanding                                                                        52,000   (c)
 Additional paid-in capital                                 -           31,501        907,782   (d)         939,283
 Members' capital contributions                     1,004,283                -     (1,004,283)  (e)               -
 Retained deficit                                    (734,839)        (429,314)       429,314   (f)        (734,839)
                                            ------------------  ---------------  -------------       ---------------

 Total stockholders' equity (deficit)                 269,444         (397,314)       397,314               269,444
                                            ------------------  ---------------  -------------       ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)              $       3,158,656   $            -   $          -        $    3,158,656
                                            ==================  ===============  =============       ===============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In October 2010, High Plains Gas, LLC ("HPG") completed a reverse acquisition transaction through a Reorganization Agreement with Northern Explorations, Ltd. ("Northern") whereby Northern acquired 100% of our issued and outstanding membership units in exchange for 52,000,000 shares of Northern's common stock. As a result of the reverse acquisition, HPG became Northern's wholly-owned subsidiary and HPG's former stockholders became the controlling stockholders of Northern. The share exchange with Northern was treated as a reverse acquisition, with HPG as the accounting acquirer and Northern as the acquired party.

Consequently, our assets and liabilities and our historical operations will be reflected in the consolidated financial statements for periods prior to the Reorganization Agreement. After the completion of the Reorganization Agreement, our consolidated financial statements will include the assets and liabilities of both HPG and Northern, our historical operations up through the closing date of the Reorganization Agreement and the combined operations of Northern and HPG from the closing date of the Reorganization Agreement.

These pro forma financial statements are prepared assuming the transaction occurred on September 30, 2010. Unaudited financial statements of HPG and Northern have been used in the preparation of the pro forma statements as of September 30, 2010. These pro forma financial statements should be read in conjunction with the historical financial statements of HPG and Northern.

NOTE 2 - PRO FORMA ADJUSTMENTS

(a) To reflect the 1 for 200 reverse stock split of the issued and outstanding common shares, $0.001 par value (no adjustment is required because the split has already been reflected on Northern's books).

(b) To reflect the conversion of all outstanding accounts payable and accrued liabilities into 12,501,400 common shares of Northern.

(c) To reflect the issuance of 52,000,000 Northern common shares to members of High Plains pursuant to the reorganization agreement.

(d) To reflect the net effect of recapitalization entries from other equity accounts.

(e)  To reflect  the  re-class  of  the  members'  capital contributions of High
     Plains  to  the  additional  paid-in-capital  account.

(f)  To eliminate  the  retained  deficit  of  Northern

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THIS FORM 10-Q DOES NOT HAVE ANY STATUTORY SAFE HARBOR FOR THIS FORWARD LOOKING STATEMENT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management's Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the "Financial Statements"). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

OVERVIEW

High Plains Gas, Inc. (f/k/a Northern Explorations, Ltd.) was incorporated under the laws of the State of Nevada on November 17, 2004 (date of inception) and has been engaged in the business of exploration of natural resource properties in the United States. Shares of our common stock commenced quotation on the OTC Bulletin Board under the symbol "NXPN" commencing September 2008. The market for our common stock is limited, and can be considered volatile.

On October 18, 2010, High Plains Gas, LLC, a Wyoming limited liability company ("HPG"), reorganized with High Plains, Gas, Inc., a Nevada corporation ("NXPN"). NXPN acquired all of the outstanding ownership interest of HPG pursuant to the Reorganization Agreement ("Reorganization") and will continue its business operations, as a wholly owned subsidiary of High Plains, Gas, Inc. (the "Company").

NXPN acquired 100% of the HPG issued and outstanding membership units in exchange for 52,000,000 shares of NXPN's common stock. As a result, HPG's former stockholders became the controlling stockholders of NXPN. The share exchange with NXPN was treated as a reverse acquisition, with HPG as the accounting acquirer and NXPN as the acquired party.

Consequently, HPG assets and liabilities and historical operations will be reflected in the consolidated financial statements for periods prior to the Reorganization (October 18, 2010). After the completion of the Reorganization, HPG consolidated financial statements will include the assets and liabilities of both HPG and NXPN, our historical operations up through the closing date of the Reorganization and the combined operations of NXPN and HPG from the closing date of the Reorganization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below:

Use of Estimates

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most critical estimate the Company uses is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation and depletion of oil and gas properties and the estimate of the impairment of the Company's oil and gas properties. It also affects the estimated lives of the Company's assets used to determine asset retirement obligations.

Successful Efforts Method of Accounting

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Impairment of Oil and Gas Properties

We test for impairment of our properties based on estimates of proved reserves. Proved oil and gas properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts. Initially this analysis is based on proved reserves. However, when we believe that a property contains oil and gas reserves that do not meet the defined parameters of proved reserves, an appropriately risk adjusted amount of these reserves may be included in the impairment evaluation. These reserves are subject to much greater risk of ultimate recovery. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.

Impairment analysis is performed on an ongoing basis. In addition to using estimates of oil and gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and gas prices and costs, considering all available evidence at the date of review. The impairment evaluation triggers include a significant long-term decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses. Although we evaluate future oil and gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs.

Depreciation and Depletion of Oil and Natural Gas Properties

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. This method is applied through the simple multiplication of reserve units produced by the leasehold costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost of acquiring the leasehold by the estimated total proved oil and gas reserves associated with that lease. Field cost is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field.

Asset Retirement Obligations

The Company follows FASB ASC 410 - Asset retirement and Environmental Obligations, which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Concentrations of Credit Risk

All of the Company's receivables are due from oil and natural gas purchasers. The Company sold 100% of its oil and natural gas production to two customers for the periods presented for High Plains Gas, LLC, respectively.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At September 30, 2010 and December 31, 2009, the Company did not have any cash in excess FDIC insured limits, respectively. The Company has not experienced any losses in such accounts.

Revenue and Cost Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the period incurred. The pipeline revenue is earned at the time the gas is physically delivered from the customer to the gas purchaser through the Company's pipeline.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and liquid deposit with maturities of three months or less.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reflected at net realizable value. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts.

Income taxes

The Company prior to the Reorganization which occurred on October 18, 2010 was a Limited Liability Company and the tax implications were passed down to the members of the LLC.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company's incremental risk adjusted borrowing rate.

Stock-based compensation

The Company follows the provisions of FASB ASC 718 - Stock Compensation. The statement requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

High Plains Gas, Inc, (f/k/a Northern Explorations, Ltd.)
---------------------------------------------------------

Three month periods ended September 30, 2010 and 2009:

The Company had no revenues for the three month periods ended September 30, 2010 and 2009.

General and administrative expenses for the three month periods ended September 30, 2010 and 2009 was $27,630 and $85,083, respectively. These expenses relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended, including the payment of consulting fees for various financial, management and oversight.

Effective September 30, 2010, the Company completed a 1 for 200 reverse split of the issued and outstanding common shares, $0.001 par value.

Prior to the reverse split a total of 99,720,000 common shares were issued and outstanding. Upon completion of the reverse split a total of 498,600 common shares were issued and outstanding. Fractional shares were rounded to the next whole share. (if prior to the reverse split a shareholder had 200 common shares of the Company they would have 1 common share effective September 30, 2010 as a result of the reverse split).

All impacted amounts included in the condensed financial statements and notes thereto have been retroactively adjusted for the stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying any equity instruments, shares reserved and loss per share.

Net loss per share for the three month periods ended September 30, 2010 and 2009, were $(0.06) and $(0.17), respectively. This net loss per share was based on the adjusted weighted-average shares issued and outstanding at the end of each respective period taking into effect the 1 for 200 reverse stock split mentioned above.


High Plains Gas, LLC
--------------------

Nine month periods ended September 30, 2010 and 2009

For the nine month period ended September 30, 2010, we had total revenues of $1,111,365, which consisted of $1,098,075 from oil and gas sales and $13,290 from pipeline revenue. Operating expenses included production costs of $721,388, general and administrative of $875,539, depreciation, depletion and amortization expense of $571,089, accretion expense of $3,326, offset by gain on sale of property of $20,000. We experienced a net loss from operations for the period of $1,039,977. Our net loss for the period amounted to $1,090,166 which included net loss from operations as indicated above plus interest expense of $57,140 and other income of $6,951.

For the nine month period ended September 30, 2009, we had total revenues of $510,860, which consisted of $443,094 from oil and gas sales and $67,766 from pipeline revenue. Operating expenses included production costs of $452,398, general and administrative of $98,992, depreciation, depletion and amortization expense of $307,916, with no accretion expense incurred for the period. We experienced a net loss from operations for the period of $348,446. Our net loss for the period amounted to $370,739 which included net loss from operations as indicated above plus interest expense of $22,311 and other income of $18.

A comparison of the two periods indicates a substantial increase (118%; $1,111,365 vs. $510,860) in total revenues for the nine month period ended September 30, 2010 over the same period in 2009. In the 2010 period production costs were approximately 65% of revenue as compared to the same period in 2009 where production costs were 89% of revenue. As revenue levels increase we expect our efficiencies to improve as our operational margins on production increase. Currently, revenue-volume is insufficient to offset all costs and we will continue to experience losses from operations until revenue-volume increases. The increase in general and administrative expense of $776,547 as well as the increase in depreciation, depletion and amortization expense of $263,173 over the prior period were significant factors resulting in the increase in net operating loss of $691,531.

LIQUIDITY AND CAPITAL RESOURCES

High  Plains  Gas,  Inc,  (f/k/a  Northern  Explorations,  Ltd.)
----------------------------------------------------------------

As  of  September 30, 2010 the Company's cash position remained unchanged at $0.

At September 30, 2010 and March 31, 2010, the Company had a working capital deficit of approximately $397,314 and $343,337, respectively.

The Company as of September 30, 2010 did not have any cash on hand to meet its current obligations and repay debt it has accrued for services, costs and other fees it has incurred.

Historically, the Company has relied on advances from related parties and sales of its common equity to maintain operations. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's officers, directors or stockholders to provide additional future funding.

Effective September 30, 2010, the Company completed a 1 for 200 reverse split of the issued and outstanding Common Shares, $0.001 par value.

Prior to the reverse split a total of 99,720,000 common shares were issued and outstanding. Upon completion of the reverse split a total of 498,600 common shares were issued and outstanding. Fractional shares were rounded to the next whole share. (if prior to the reverse split a shareholder had 200 common shares of the Company they would have 1 common share effective September 30, 2010 as a result of the reverse split). The reverse split was approved by two shareholders representing 58% of the issued and outstanding common stock.

On October 11, 2010, the Company converted all outstanding loan balances including any accrued interest into 12,501,400 common shares issued to five entities. The loans consisted of loans originally from related parties assigned to the entities totaling $284,705 and additional loans or assignments for payment of outstanding accounts payable and accrued liabilities totaling $110,633.

As  of  October  11,  2010,  the Company had no outstanding debt or liabilities.

High  Plains  Gas,  LLC
-----------------------

As of September 30, 2010, net cash provided by operating activities totaled $148,896. Net cash used in investing activities totaled $860,948 of which $800,141 was incurred in acquiring oil and gas properties, $42,820 was used to purchase a vehicle, and $17,987 was used in the purchase equipment and furniture. Financing activities provided a net total of $672,405 that included proceeds from bank financing totaling $1,400,000, net proceeds from investors totaling $702,503, less principal payments on notes payable of $1,338,918 and redemption of membership units of $134,000. Vehicle financing in the amount of $42,820 was obtained for the purchase of an Oil & Gas automobile. The resulting change in cash for the period was a decrease of $39,647. Cash and cash equivalents at the beginning of the period was $70,426 resulting in cash and cash equivalents of $30,779 as of September 30, 2010.

As of September 30, 2009, net cash used in operating activities totaled $95,193. Net cash used in investing activities totaled $284,099 of which the entire amount was incurred in acquiring oil and gas properties. Financing activities provided a net total of $341,309 that included proceeds from bank financing totaling $220,000 and net proceeds from investors totaling $193,000, less principal payments on notes payable of $71,691. The resulting change in cash for the period was a decrease of $37,983. Cash and cash equivalents at the beginning of the period was $74,810 resulting in cash and cash equivalents of $36,827 as of September 30, 2009.

Comparing the nine month period ended September 30, 2010 period to the same 2009 period; the 2009 increase in cash available from financing activities and operating activities was sufficient to offset the increased use of cash for investing activities resulting in a net decrease of available cash from the prior period of $6,048.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources.

Critical components of our operating plan impacting our proposed operations are the net revenue to be generated from the production and sale of oil and gas and the ability to obtain additional capital through additional equity and/or debt financing. Over the next twelve months we believe that our existing capital, funds and funds from the production and sale of oil and gas will be sufficient to sustain current operations, but will not be sufficient to sustain our planned development of those proposed and intended operations. We believe we need an additional $10,000,000 to develop our current business model for the next 12 months which we intend to raise through a private offering of our common equity.

Plan  of  Operation
-------------------

High Plains Gas, Inc. ("High Plains") procures, produces and markets natural gas (Methane) from the Powder River Basin in Central Wyoming. Through its solid foundation and experience in the region, High Plains intends to pursue expansion plans both within the Basin and across the region.

Through careful planning and strategy, High Plains intends to become the premiere oil and gas acquisition and production company in the Powder River Basin and beyond. High Plains Gas has a solid foundation in the Powder River Basin with plans to expand both within the Basin and across the area. The market knowledge and intangible assets of the personnel of High Plains Gas are essential for strategized growth and exposure management.

Off-Balance  Sheet  Arrangements
--------------------------------

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's former Principal Executive Officer and Principal Financial Officer, Mr. Yonika, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's former Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both our former and current Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.


PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six month period ending September 30, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2010.   For periods subsequent to
September 30, 2010, please see Note 8 - Subsequent Events in the Notes to our financial statements.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - (REMOVED AND RESERVED)


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

     Northern Explorations, Ltd. includes by reference the following exhibits:

3.1 Articles of Incorporation, exhibit 3.1 filed with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on May 19, 2005.

3.2 Bylaws, filed as exhibit 3.2 with the registrant's Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on May 19, 2005.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2010                HIGH PLAINS GAS, INC.
                                        (the registrant)

                                        By: \s\ Mark D. Hettinger
                                            ---------------------
                                        Mark D. Hettinger
                                        Chief Executive Officer


                                        By: \s\ Joseph Hettinger
                                            --------------------
                                        Joseph Hettinger
                                        Chief Financial Officer