Form 10-K/A
period 2010-12-31
High Plains Gas, Inc.
filed 2011-04-18
CIK 1327195

_______________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________


                                   FORM 10-K
                                  Amendment 1
________________________________________________________________________________



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

HIGH PLAINS GAS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1        Business                                                         5
Item 1A.      Risk Factors                                                    23
Item 1B.      Unresolved Staff Comments                                       34
Item 2.       Properties                                                      34
Item 3.       Legal Proceedings                                               34
Item 4.       Submission of Matters to a Vote of Security Holders             34


                                    PART II

Item 5. ....  Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               35
Item 6.       Selected Financial Data                                         36
Item 7. ....  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       37
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      49
Item 8.       Financial Statements and Supplementary Data                     50
Item 9. ....  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        50
Item 9A (T).  Controls and Procedures                                         50
Item 9B.      Other Information                                               52


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant              53
Item 11.      Executive Compensation                                          56
Item 12.      Security Ownership of Certain Beneficial Owners and Management  61
Item 13.      Certain Relationships and Related Transactions                  62
Item 14.      Principal Accounting Fees and Services                          62


                                    PART IV

Item 15.      Exhibits and Financial Statement Schedules                      63
Signatures                                                                    90
Exhibit       Index                                                           91

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


MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING HAVE DISCLOSED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROLS

As a result of their annual assessment, management has determined there are material weaknesses in our internal controls in that we have not established an audit committee and that our accounting functions lack segregation of duties and knowledge of complex accounting matters. There is a risk of material misstatement to our financial statements or that we are unable to remediate these material weaknesses.


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

ITEM 6. SELECTED FINANCIAL DATA (1) (5)


                                            DECEMBER 31,    DECEMBER 31,
                                                2010            2009
STATEMENT OF OPERATIONS SUMMARY:
Total revenues                             $   2,611,969   $     844,239
Net income (loss) (3)                        ($5,483,467)      ($467,110)
Net income (loss) per share:
Basic                                             ($0.04)         ($0.01)
Assuming dilution                                    N/A             N/A
Weighted average number of common shares
  outstanding:
Basic                                        132,963,461      65,000,000
Assuming dilution                                    N/A             N/A

YEAR-END BALANCE SHEET SUMMARY:
                                           --------------  --------------
Cash and cash equivalents                  $     208,823   $      45,426
Total assets                                  47,999,948       1,550,743
Total long-term obligations                   15,972,728         350,478
Total shareholders' equity                    19,596,212         (25,750)

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

                             RESULTS OF OPERATIONS

The following table sets forth selected operating data for the periods indicated:

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

                                                       2010         2009
                                                ------------  -----------

REVENUES:
 Gas and oil revenue                            $ 2,464,552   $  520,620
 Pipeline revenue                                   110,506      235,689
 Other                                               36,911       87,930
                                                ------------  -----------
  Total Revenue                                   2,611,969      844,239
                                                ============  -----------

COSTS AND EXPENSES
 Lease operating expense and production taxes     3,230,426      613,873
 General and administrative expense               3,288,816      210,454
 Depreciation, depletion and amortization         1,306,617      432,051
 Accretion of asset retirement obligation            65,979        2,139
                                                ------------  -----------
  Total Costs and Expenses                        7,891,838    1,258,517
                                                ============  -----------


OPERATING (LOSS)                                 (5,279,869)    (414,278)
                                                ============  -----------

OTHER INCOME (EXPENSE)
 Other income                                       481,302        9,889
 Gain on valuation of equity securities           1,935,234           --
 Amortization of bond commitment
  and financing fees                               (291,667)          --
 Commodity derivative adjustment                   (603,742)          --
 Interest (expense)                              (1,724,745)     (62,721)
                                                ------------  -----------
  Total Other Income (Expense)                     (203,618)     (52,832)
                                                ------------  -----------


NET INCOME (LOSS)                               $(5,483,487)  $ (467,110)
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


GAIN ON VALUATION OF EQUITY SECURITIES. As allowed by ASC 825-10, the Company has elected to follow the fair value option for reporting the securities received from Big Cat Energy Corporation, thus the fair value adjustment of $1.9 million is reflected in 2010 operating results.


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


PRODUCTION TAX EXPENSE. Total production taxes increased to $454,566 in 2010 from $10,023 in 2009. The increase in production taxes is primarily related to the Marathon Transaction. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities.


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

NAME OF DIRECTOR OR OFFICER  AGE  POSITION
---------------------------  ---  ----------------------------------------------

Brent M. Cook                 50  Chief Executive Officer

Mark D. Hettinger             51  Director, President and Chief Operating
                                  Officer

Joseph Hettinger              29  Director and Chief Financial Officer

Brandon Hargett               39  Vice President Strategy & Business Development

Gary Davis                    56  Director

Cordell Fonnesbeck            63  Director

Alan Smith                    71  Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of High Plains Gas, Inc.
Gillette, Wyoming

We have audited the accompanying consolidated balance sheets of High Plains Gas, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. High Plains Gas, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Plains Gas, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Eide Bailley LLP
Greenwood  Village,  Colorado
April  15,  2011

                             HIGH PLAINS GAS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2010 AND 2009

                                                            2010          2009
                                                     ------------  ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $   208,823   $    45,426
 Certificates of deposit                                 200,000       175,000
 Accounts receivable                                   1,114,335       119,786
 Investment in equity securities,
  at fair value                                        2,645,108            --
 Deferred financing fees                                 196,238            --
 Bond commitment fees                                  2,469,914            --
 Prepaid and other                                       143,741        25,962
                                                     ------------  ------------
  Total current assets                                 6,978,159       366,174
                                                     ------------  ------------

OIL AND GAS PROPERTIES-using successful
 efforts method                                       42,755,317     3,060,535
 Less accumulated depletion,
  depreciation and amortization                       (3,174,836)   (1,897,893)
                                                     ------------  ------------
  Oil and Gas Properties-net                          39,580,481     1,162,642
                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT-NET                      1,316,307        19,905
OTHER ASSETS                                             125,000         2,022
                                                     ------------  ------------

TOTAL ASSETS                                         $47,999,948   $ 1,550,743
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities            $ 4,416,745   $   276,688
 Accounts payable-related parties                             --        30,196
 Current portion-term debt                             1,661,685       119,131
 Current portion - lines of credit                     6,352,579       800,000
                                                     ------------  ------------
  Total current liabilities                           12,431,009     1,226,015

NOTES PAYABLE - RELATED PARTIES                        6,033,666            --
DEBT OBLIGATIONS - LINES OF CREDIT,
  NET OF CURRENT                                         162,624       317,432
DEBT OBLIGATIONS - TERM DEBT,
  NET OF CURRENT                                         943,065            --
COMMODITY DERIVATIVE                                     603,742            --
ASSET RETIREMENT OBLIGATION                            8,229,630        33,046
                                                     ------------  ------------
  Total liabilities                                   28,403,736     1,576,493
                                                     ------------  ------------

STOCKHOLDERS' EQUITY:
Common stock-$.001 par value: 250,000,000
 shares authorized; 160,934,202 shares
 and 0 shares issued and outstanding, respectively       160,934       130,000
 Additional paid in capital                           25,256,500       181,985
 Accumulated income (loss)                            (5,821,222)     (337,735)
                                                     ------------  ------------
  Total shareholders' equity                          19,596,212       (25,750)
                                                     ------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $47,999,948   $ 1,550,743
                                                     ============  ============


                 See accompanying notes to financial statement

                             HIGH PLAINS GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                        2010         2009
                                                -------------  -----------

REVENUES:
 Gas and oil revenue                            $  2,464,552   $  520,620
 Pipeline revenue                                    110,506      235,689
 Other                                                36,911       87,930
                                                -------------  -----------
  Total Revenue                                    2,611,969      844,239
                                                =============  -----------


COSTS AND EXPENSES
 Lease operating expense and production taxes      3,230,426      613,873
 General and administrative expense                3,288,816      210,454
 Depreciation, depletion and amortization          1,306,617      432,051
 Accretion of asset retirement obligation             65,979        2,139
                                                -------------  -----------
  Total Costs and Expenses                         7,891,838    1,258,517
                                                =============  -----------


OPERATING (LOSS)                                  (5,279,869)    (414,278)
                                                =============  -----------

OTHER INCOME (EXPENSE)
 Other income                                        481,302        9,889
 Gain on valuation of equity securities            1,935,234           --
 Amortization of bond commitment and
  financing fees                                    (291,667)          --
 Commodity derivative adjustment                    (603,742)          --
 Interest (expense)                               (1,724,745)     (62,721)
                                                -------------  -----------
  Total Other Income (Expense)                       203,618      (52,832)
                                                -------------  -----------

NET INCOME (LOSS)                               $ (5,483,487)  $ (467,110)
                                                =============  ===========


Net income (loss) per share                     $      (0.04)  $    (0.01)

Weighted average number of common shares
 outstanding-basic and diluted                   132,963,461   65,000,000



                 See accompanying notes to financial statements

                             HIGH PLAINS GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                                                       2010        2009
                                                ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(5,483,487)  $(467,110)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depletion, depreciation and amortization         1,664,263     434,190
 Derivative fair value                              603,742          --
 Stock based compensation                         1,282,783          --
 Gain on sale of assets                            (401,000)         --
 Gain on fair value of securities                (1,935,234)         --
 Changes in operating assets and liabilities:
  Accounts receivable                              (994,549)    (17,333)
  Certificate of deposit                                 --          --
  Prepaid and other assets                         (117,779)     (6,614)
  Payables and accrued liabilities                4,134,101      63,495
                                                ------------  ----------
 Net cash (used in) operating activities         (1,247,160)      6,628
                                                ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties             (7,280,160)   (349,896)
 Purchase of equipment                           (1,302,303)         --
 Proceeds from sale of assets                       401,000          --
 Purchase bond                                     (350,000)         --
                                                ------------  ----------
  Net cash provided by (used in)
   investing activities                          (8,531,463)   (349,896)
                                                ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from related party debt                 4,905,385     193,986
 Proceeds from line of credit                       661,148     220,000
 Payment on line of credit                         (945,945)   (100,102)
 Member contributions                               678,220
 Redemptions of members                            (134,000)
 Stock issued for cash                            2,680,100
 Payment of financing fees                          (71,075)
 Proceeds from debt                               2,700,000
 Payment on debt                                   (531,813)
  Net cash provided by financing activities       9,942,020     313,884
                                                ------------  ----------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               163,397     (29,384)
CASH AND EQUIVALENTS, at beginning
 of period                                           45,426      74,810
                                                ------------  ----------

CASH AND EQUIVALENTS, at end of period          $   208,823   $  45,426
                                                ============  ==========

                 See accompanying notes to financial statements

                                                     HIGH PLAINS GAS, INC.
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'S EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
                                                             Common        Stock
                                                             ------------  -----------  Additional    RETAINED
                                                                           Par value    Paid-in       EARNINGS
                                                             Shares        $     .001   Capital       (Deficit)     Total
                                                             ------------  -----------  ------------  ------------  ------------


BALANCES, NORTHERN EXPLORATION, INC,
     BEGINNING BALANCES                                       99,720,000       99,720   $   (99,720)  $        --   $        --
  Reverse stock split                                        (99,221,400)     (99,221)       99,221            --            --
  Conversion of Loans                                         12,501,400       12,501       (12,501)           --            --
                                                             ------------  -----------  ------------  ------------  ------------

SUBTOTAL                                                      13,000,000       13,000       (13,000)           --            --
Shares issued in recapitalization                             52,000,000       52,000        65,999       129,375       247,374
Shares issued to CEDE                                                 11           --            --            --            --
Stock dividend                                                65,000,011       65,000       (65,000)           --            --
Contributed Capital                                                   --           --       193,986            --       193,986
Net (loss)                                                            --           --            --      (467,110)     (467,110)
                                                             ------------  -----------  ------------  ------------  ------------
BALANCES, DECEMBER 31, 2009                                  130,000,022      130,000       181,985      (337,735)      (25,750)


Contributed capital                                                   --           --       678,220            --       678,220
Redemption of certain members                                         --           --      (134,000)           --      (134,000)
Warrants issued - compensation                                        --           --       228,290            --       228,290
Warrants issued - bond commitment fee                                 --           --       443,897            --       443,897
Stock issued as bonus with convertible note                       10,000           10         6,490            --         6,500
Stock issued for bond commitment fee                             800,000          800       519,200            --       520,000
Stock issued for cash                                            200,000          200        99,900            --       100,100
Stock issued as bonus with
 convertible note                                                 55,000           55        41,195            --        41,250
Value of beneficial conversion feature of convertible note            --           --        50,000            --        50,000
Stock and warrants issued for cash                               800,000          800       399,200                     400,000
Stock issued for cash                                          4,360,000        4,360     2,175,640            --     2,180,000
Stock issued for legal services                                   80,000           80        57,520            --        57,600
Warrants issued - compensation                                        --           --       125,739            --       125,739
Detachable warrants issued with debt                                  --           --       725,765            --       725,765
Stock issued for acquisition of CEP-M                         22,500,000       22,500    17,415,000            --    17,437,500
Stock issued to Big Cat Energy Corporation                       739,180          739       509,295            --       510,034
Stock issued to American
 Capital Ventures                                                250,000          250       172,250            --       172,500
Stock issued as bonus with
 convertible note                                                 40,000           40        38,360            --        38,400
Value of beneficial conversion
 feature of convertible note                                          --           --       275,000            --       275,000
Stock issued for note conversion                               1,100,000        1,100       548,900            --       550,000
Warrants issued - compensation                                        --           --       698,654            --       698,654
Net (loss)                                                            --           --            --    (5,483,487)   (5,483,487)
                                                             ------------  -----------  ------------  ------------  ------------


BALANCE DECEMBER 31, 2010                                    160,934,202      160,934   $25,256,500   $(5,821,222)  $19,596,212
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

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:


                                  YEAR ENDED DECEMBER 31,
                                   2010            2009
                               -------------  --------------
Proved oil and gas properties  $402,755,317   $   3,060,535
Accumulated DD&A                 (3,174,836)     (1,897,893)

Net capitalized costs          $ 39,580,482   $   1,162,642


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
                               ===========    =========


Depreciation expense was $29,674 and $6,833 during 2010 and 2009, respectively.

Bond Commitment Fees


Fees paid to secure commitments from lenders and to secure bonding arrangements with the State and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement. Fees paid during 2010 to shareholders totaled $2,963,897 and amortization of these fees is over a 12-month period. Amortization during 2010 totaled $493,983.


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


13.   INCOME TAXES:
      ------------

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

                                     Quoted Prices
                                     in Active       Significant
                                     Markets for     Other         Significant
                                     Identical       Observable    Unobservable
                      December 31,   Assets          Inputs        Inputs
Description           2010           (Level 1)       (Level 2)     (Level 3)

Securities available
 for sale             $   1,800,000  $    1,800,000  $          -  $           -
Warrants issued w/
 securities                 845,108               -             -        845,108
Total                 $   2,645,108  $    1,800,000  $          -  $     845,108
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

    Level 3 reconciliation table
    Balance, January 1, 2010      $         -
    Increase in value             $   654,300
    Issued value of warrants      $   190,808
                                  -----------
    Balance, December 31, 2010    $   845,108


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

SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS
Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved crude oil and natural gas reserves, as required by FASB ASC 932-235, at year end are set forth in the table below:


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
FUTURE NET CASH FLOWS RELATING TO                        2010         2009
                                                  ------------  -----------
PROVED OIL AND GAS RESERVES
Standardized measure of discounted future net
Cash flows at the beginning of the year           $   347,110   $  731,610
Net changes in prices and production costs             45,591     (366,475)
Changes in estimated future development costs               -            -
Sales of oil and gas produced, net of production
Costs                                                (315,792)    (101,451)
Extensions, discoveries and improved recovery
less related costs                                 17,299,708            -
Purchases (sales) of minerals in place               (113,659)     166,560
Revisions of previous quantity estimates                    -     (192,114)
Net change in income taxes                                  -            -

Accretion of discount                                  34,711      108,980
Change in timing and other                           (435,069)           -
                                                  ------------  -----------

Standardized measure of discounted future net
Cash flows at the end of the year                 $16,862,600   $  347,110
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


     ^ Filed herewith


     + Furnished herewith