Form 10-K/A
period 2011-03-31
High Plains Gas, Inc.
filed 2011-05-18
CIK 1327195

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

HIGH PLAINS GAS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1        Business                                                         5
Item 1A.      Risk Factors                                                    23
Item 1B.      Unresolved Staff Comments                                       34
Item 2.       Properties                                                      34
Item 3.       Legal Proceedings                                               34
Item 4.       Submission of Matters to a Vote of Security Holders             34


                                    PART II


Item 5. ....  Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               35
Item 6.       Selected Financial Data                                         36
Item 7. ....  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       37
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      49
Item 8.       Financial Statements and Supplementary Data                     50
Item 9. ....  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        50

Item 9A.      Controls and Procedures                                         50

Item 9B.      Other Information                                               52



                                    PART III

Item 10.      Directors and Executive Officers of the Registrant              53
Item 11.      Executive Compensation                                          56
Item 12.      Security Ownership of Certain Beneficial Owners and Management  61
Item 13.      Certain Relationships and Related Transactions                  62
Item 14.      Principal Accounting Fees and Services                          62


                                    PART IV

Item 15.      Exhibits and Financial Statement Schedules                      63
Signatures                                                                    90
Exhibit       Index                                                           91

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

ITEM 4.(REMOVED AND RESERVED)
-----------------------------

N/A

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

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth selected operating data for the periods indicated:

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

The Company has issued 5,360,000 shares of common stock in private placements to qualified investors.

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

                                                  For the year
                                                Ended December 31,
                                                  2011      2012
                                                --------  --------

Natural Gas (MMBtu)                              66,000    50,500

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

ITEM 9A.CONTROLS AND PROCEDURES
-------------------------------

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

NAME AND                                          OPTION  ALL OTHER
PRINCIPAL POSITION           YEAR  SALARY  BONUS  AWARDS  COMPENSATION  TOTAL
---------------------------  ----  ------  -----  ------  ------------  -----
Current Executive Officers:
Brent M. Cook,
Chief Executive Officer      2010      --     --      --            --     --

Mark D. Hettinger,
Chairman of the Board        2010      --     --      --            --     --
of Directors and
Chief Operating Officer      2009      --     --      --            --     --

Joseph Hettinger,            2010      --     --      --            --     --
Chief Financial Officer
and Director                 2009      --     --      --            --     --

Brandon Hargett,
Vice President Strategy
and Business Development     2010      --     --      --            --     --


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

Fees Billed by Principal Accountants - The following table presents fees for professional services paid to Eide Bailly during the years ended December 31, 2010 and 2009:

                        DECEMBER 31,  DECEMBER 31,
                                2010          2009
                        ------------  ------------
Audit fees                         0             0
Tax fees                           0             0
Audit related fees                 0             0
                        ------------  ------------
TOTAL - EIDE BAILLY                0             0
                        ============  ============

The following table presents fees for professional services paid to Park during the years ended December 31, 2010 and 2009:

                        DECEMBER 31,  DECEMBER 31,
                                2010          2009
                        ------------  ------------
Audit fees              $     17,500  $      8,500
Tax fees                           0             0
Audit related fees                 0             0
                        ------------  ------------
TOTAL - PARK            $     17,500  $      8,500
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
                                                ============  ==========

                 See accompanying notes to financial statements

                                                     HIGH PLAINS GAS, INC.
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'S EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
                                                                 Common  Stock
                                                             -------------------------  Additional    RETAINED
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


Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:


                                         YEAR ENDED DECEMBER 31,
                                               2010           2009
                                        -----------  -------------
Unproved property costs                 $         -  $           -
Exploration costs                                 -              -
Acquisition costs                                 -        321,203
Development costs                                 -        354,251
ARO Costs                                         -              -
                                        -----------  -------------


  Total operations                      $         -  $     675,454
                                        ===========  =============

Asset retirement obligation (non-cash)  $         -  $           -

Equipment and Depreciation

Property and equipment is stated and cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.

                                     2010         2009
                               -----------    ---------
Transportation and vehicles    $  607,422     $ 24,796
Equipment and other               582,698       23,625
Computers and software            155,862           --
                               -----------    ---------
                                1,345,982       48,421
Less Depreciation                 (29,674)     (14,258)
                               -----------    ---------
                               $1,316,308     $ 34,163
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

13.   INCOME TAXES
      ------------

Deferred tax assets (liabilities) are comprised of the following:

                                       December 31,
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
                                                 ===========  =============


16.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

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


17.   SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
      ------------------------------------------------

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

18.    SUBSEQUENT EVENTS
       -----------------

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


                              Date: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                    TITLE       )  DATE
                                    )
/s/ Mark D. Hettinger   Chairman    )  May 16, 2011
----------------------
Mark D. Hettinger                   )
                                    )
/s/ Joseph Hettinger    Director    )  May 16, 2011
----------------------
Joseph Hettinger                    )
                                    )
/s/ Gary Davis          Director    )  May 16, 2011
----------------------
Gary Davis                          )
                                    )
/s/ Cordell Fonnesbeck  Director    )  May 16, 2011
----------------------
Cordell Fonnesbeck                  )
                                    )
/s/ Alan R. Smith       Director    )  May 16, 2011
----------------------              )
Alan R. Smith

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

10.18 Security Agreement by CEP-M Purchase, LLC in favor of Amegy Bank National Association as Collateral Agent dated November 19, 2010; filed on Form 8-K March 24, 2011

10.19 Mortgage, Security Agreement, Financing Statement and Assignment of Production from CEP-M Purchase, LLC to Amegy Bank National Association as Collateral Agent effective November 19, 2010; filed on Form 8-K March 24, 2011

10.20 Employment Agreement between the Company and Mark D. Hettinger dated as of January 1, 2011; filed with original filing of this Form 10-K on April 18, 2011.

10.21 Employment Agreement between the Company and Brent M. Cook dated as of January 1, 2011; filed with original filing of this Form 10-K on April 18, 2011.

10.22 Employment Agreement between the Company and Joseph Hettinger dated as of January 1, 2011; filed with original filing of this Form 10-K on April 18, 2011.

10.23 Employment Agreement between the Company and Brandon Hargett dated as of January 1, 2011; filed with original filing of this Form 10-K on April 18, 2011.

10.24^ Netherland, Sewell & Associates, Inc. reserve report as of
     December 31, 2010, dated February 14, 2011.

21 Subsidiaries of registrant; filed with original filing of this Form 10-K on April 18, 2011.

31.1^ Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2^ Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1^ Certification by the Chief Executive Officer of High Plains Gas, Inc.
     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2^ Certification by the Chief Financial Officer of High Plains Gas, Inc.
     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

^ Filed herewith