Form 10-Q
period 2011-09-30
High Plains Gas, Inc.
filed 2011-11-21
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 267,201,462 shares.

[1]

HIGH PLAINS GAS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of High Plains Gas, Inc. at

September 30, 2011 (unaudited) and December 31, 2010

4

Condensed Consolidated Statements of Operations of High Plains Gas, Inc. for

the Three and Nine Months ended September 30, 2011 and 2010 (Unaudited)

5

Condensed Consolidated Statements of Cash Flows of High Plains Gas, Inc. for

the Nine Months ended September 30, 2011 and 2010 (Unaudited)

6

Notes to Interim Financial Statements for High Plains Gas, Inc. (Unaudited)

8

Item 2.

Management’s Discussion and Analysis

24

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

30

Item 4.

Controls and Procedures

32

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults Upon Senior Securities

35

Item 4.

(Removed and Reserved)

35

Item 5.

Other Information

36

Item 6.

Exhibits

36

Signatures

37

HIGH PLAINS GAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 912,057	$ 208,823
Accounts receivable - net	1,337,454	1,114,335
Investment in marketable securities, at fair value	-	2,645,108
Deferred financing fees, net	34,198	196,238
Bond commitment fees, net	495,397	2,469,914
Funds in escrow	750,000	-
Commodity Hedge - current portion	510,891	-
Prepaid and other assets	225,452	143,741
Total current assets	4,265,449	6,778,159

Oil and Gas Properties-using successful efforts method
Unproven oil and gas properties	15,959,617	18,238,814
Proven oil and gas properties	27,907,901	24,516,504
Less accumulated depletion, depreciation, amortization and impairment	(10,509,773)	(3,174,836)
Oil and gas properties, net	33,357,745	39,580,482

Property, plant and equipment, net	1,619,097	1,316,307
Certificates of deposit	200,000	200,000
Commodity Hedge - net of current	14,269	-
Other assets	158,296	125,000

Total Assets	$ 39,614,856	$ 47,999,948

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 11,426,438	$ 3,994,301
Accounts payable – related parties	69,340	232,048
Current portion	989,816	1,661,685
Current portion – lines of credit	6,210,869	6,352,579
Notes payable – related parties	285,544	6,224,062
Total current liabilities	18,982,007	18,464,675
Lines of credit, net of current	-	162,624
Term debt, net of current	-	943,065
Commodity hedge, net of current	-	603,742
Asset retirement obligation	8,763,528	8,229,630
Total liabilities	$ 27,745,535	$ 28,403,736

Shareholders' Equity:
Preferred stock - $.001 par value: 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Series A Convertible Preferred stock - $1,000 par value; 2,500 shares authorized; 968.557 shares issued and outstanding	968,557	-
Common stock-$.001 par value: 500,000,000 and 250,000,000 shares authorized; 267,201,462 shares and 160,934,202 shares issued and outstanding, respectively	267,201	160,934
Additional paid in capital	46,270,447	25,256,500
Accumulated deficit	(35,636,884)	(5,821,222)
Total Shareholders' Equity	$ 11,869,321	$ 19,596,212

Total Liabilities and Shareholders' Equity	$ 39,614,856	$ 47,999,948

See accompanying notes to financial statements

HIGH PLAINS GAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010

Revenues
Oil and gas production revenue	$ 2,784,663	$ 286,213	$ 10,191,744	$ 926,376
Other	-	27,812		84,367
Total Revenue	2,784,663	314,025	10,191,744	1,010,743

Costs and Expenses
Lease operating expense and production taxes	1,514,961	354,879	10,443,214	876,966
General and administrative expense	1,759,713	311,729	6,401,347	585,836
Depreciation, depletion, and accretion	1,844,446	131,141	5,580,557	431,910
Exploration	10,872	-	684,389	-
Amortization of bond commitment/financing fees	807,743	-	2,403,173	-
Realized commodity hedge (gain)	(129,140)	-	(337,645)	-
Impairment of unproven oil and gas properties	2,565,270	-	2,565,270	-
Abandonment of oil and gas prospects	2,748	-	4,127,758	-
Total Costs and Expenses	8,376,613	797,749	31,868,063	1,894,713

Operating (Loss)	(5,591,950)	(483,724)	(21,676,319)	(883,970)

Other Income (Expense)
Other income (expense)	27,522	(64,307)	88,665	-
Loss on valuation of marketable securities	(1,751,602)	-	(2,645,108)	-
Unrealized commodity hedge gain	1,157,117	-	1,128,902	-
Loss on extinguishment of debt	(4,323,581)	-	(4,856,513)	-
Interest (expense)	(549,843)	(42,588)	(1,855,288)	(102,374)
Total Other Income (Expense)	(5,440,387)	(106,895)	(8,139,342)	(102,374)

Net (Loss)	$ (11,032,337)	$ (590,619)	$ (29,815,661)	$ (986,344)

Net (loss) per share	$ (0.06)	$ (0.00)	$ (0.18)	$ (0.01)

Weighted average number of common shares outstanding-	181,547,173	130,000,022	170,204,573	130,000,022
basic and diluted

See accompanying notes to financial statements

HIGH PLAINS GAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash Flows from Operating Activities:
Net income/(loss)	$ (29,815,661)	$ (986,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	5,580,057	431,910
Amortization of bond commitment & financing fees	2,403,173	-
Abandonment of oil and gas prospect	4,127,758	-
Unrealized hedge (gain)	(1,128,902)	-
Stock based compensation	364,548	-
Stock issued for services	1,017,004	-
Stock and warrants issued for interest	150,644	-
Impairment of unproved oil and gas properties	2,565,270	-
Loss on valuation of marketable securities	2,645,108	-
Loss on extinguishment of debt	4,856,513	-
Amortization of debt discount	471,650	-
Interest added to related party notes payable	180,856	-
Changes in operating assets and liabilities:
Accounts receivable	(310,259)	(655,222)
Prepaid and other assets	(115,007)	8,268
Accounts payable and accrued liabilities	8,810,551	(105,695)
Net cash provided by (used in) operating activities	1,803,303	(1,307,083)

Cash Flows from Investing Activities:
Additions to oil and gas properties	(1,114,949)	(598,351)
Deposits on acquisition of oil and gas property	(2,000,000)	-
Purchase of property, plant and equipment	(552,864)	(102,652)
Net cash (used in) investing activities	(3,667,813)	(701,003)

Cash Flows from Financing Activities:
Proceeds from related party notes payable	892,261	-
Repayment of related party notes payable	(695,541)	(30,196)
Proceeds from line of credit	75,000	-
Repayment of line of credit	(379,334)	(917,432)
Proceeds from term debt	2,110,000	1,524,761
Repayment of term debt	(1,504,580)	-
Warrants issued for cash	1,000,000	-
Stock issued for cash, net of fees	2,054,889	1,407,456
Payment of financing fees	(770,000)	-
Bank overdraft	-	3,071
Payment of bond commitment fees	(214,951)	(25,000)
Net cash provided by financing activities	2,567,744	1,962,660

Net Increase (Decrease) in Cash and Cash Equivalents	703,234	(45,426)

Cash and Equivalents, at beginning of period	208,823	45,426

Cash and Equivalents, at end of period	$ 912,057	$ -

See accompanying notes to financial statements

[5]

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (continued)

(UNAUDITED)

NINE MONTHS ENDED
SEPTEMBER 30,
	2011	2010
Other information:
Cash paid for interest	$ 539,360	$ 102,374

Other Non-cash transactions
Common shares issued in conjunction with Huber	$ 2,125,010	$ -
Common shares issued for settlement of accounts payable	$ 1,131,296	$ -
Common shares issued for settlement of related party debt	$ 77,001	$ -
Preferred shares issued for settlement of related party debt	$ 969	$ -
Debt forgiveness from related parties	$ 2,063,022	$ -
Debt conversion of related party debt	$ 4,868,424	$ -
Stock and warrants issued in conjunction with related party notes payable	$ 309,573	$ -
Discount on convertible notes recorded to additional paid in capital	$ 734,989	$ -
Stock issued for related party note payable repayment	$ 1,500,000	$ -

See accompanying notes to financial statements

1.

[6]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

ORGANIZATION

High Plains Gas (“The Company”, “We”, “Our”), a Nevada corporation, Inc, together with its wholly owned subsidiaries is an independent oil and gas company engaged in development and production of natural gas.  The Company is primarily engaged in locating and developing hydrocarbon resources throughout the Rocky Mountain region.  The Company’s principal business is the acquisition of leasehold interests in natural gas and petroleum rights and the development of properties subject to these leases.  The Company is also currently focusing its operational efforts contracting energy related infrastructure and serving the oil, gas, coal, and power industries.

2.

BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2010.

Use of Estimates.  The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.  The Company’s financial statements are based on a number of significant estimates, including:  (1) oil and gas reserve quantities; (2) depletion, depreciation and amortization; (3) assigning fair value and allocating purchase price in connection with business combinations; (4) valuation of commodity derivative instruments; (5) asset retirement obligations; (6) valuation of share-based payments; (7) income taxes; and (8) cash flow estimates used in impairment tests of long-lived assets.

3.

LIQUIDITY

As of September 30, 2011, we had a working capital deficit of $14,716,558, and for the nine months ended September 30, 2011, our cash provided by operating activities amounted to $1,803,303.   Our results of operations resulted in an accumulated deficit of $35,636,884 as of September 30, 2011.  Further, we have maturing debt obligations, debt service, revenue payments, lease obligations and dividend requirements that will require cash payments.   We will need additional financing to continue operations. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

[7]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

4.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2010.

5.

LOSS PER COMMON SHARE

We do not report fully diluted loss per common share as the effect would be anti-dilutive.

6.

OIL AND GAS PROPERTIES

Oil and Natural Gas Properties.    The Company's oil and gas exploration and production activities are accounted for using the successful efforts method.  Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows.  The costs of development wells are capitalized whether productive or nonproductive.  Oil and gas lease acquisition costs are also capitalized.  Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the unit of production amortization rate.  A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.  Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.  During the three and nine months ended September 30, 2011, the Company recognized non-cash impairment charges of $2,565,270 and $2,565,270 respectively. There were no impairment charges recorded during the corresponding 2010 periods.  Impairment charges relate to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

Depletion expense was $1,567,421 and $131,141 for the three months ended September 30, 2011 and 2010, respectively.

Depletion expense was $4,769,663 and $431,910 for the nine months ended September 30, 2011 and 2010, respectively.

[8]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company transferred unproved costs of $1,548,438 to proven leaseholds during the first nine months of 2011.There were no transfers during the corresponding 2010 period.

Aggregate Capitalized Costs.  Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	September 30,	December 31,
	2011	2010

Proved oil and gas properties	$ 27,907,901	$ 24,516,504
Accumulated DD&A and impairment	(10,509,773)	(3,174,836)

Net capitalized costs	$ 17,398,128	$ 21,341,668

Costs incurred in Oil and Gas Activities.  Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities are shown below:

	September 30,	December 31,
	2011	2010

Unproven properties	$ 15,959,617	$ 18,238,814
Acquisition costs	10,036,213	9,002,071
Development costs	9,712,536	7,354,921
ARO Costs	8,159,152	8,159,512

Total	$ 43,867,518	$ 42,755,317

Revenue

Revenues from the sale of natural gas and crude oil are recognized when the product is delivered at a fixed or determinable price, title as transferred, collectability is reasonably assured, and evidenced by a contract.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of gas actually sold by the Company.  In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company’s remaining over-and-under produced gas balancing positions are considered in the Company’s proved oil and gas reserves.  Gas imbalances at September 30, 2011 and 2010 were not significant.

Concentration. All of the Company’s revenue recorded from the sale of natural gas is generated through  sales to two purchasers. The majority purchaser accounted for 90%  of the Company’s revenue respectively during the three and nine months ended September 30, 2011.

Equipment and Depreciation.  Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.

	September 30,	December 31,
	2011	2010
Transportation and vehicles	$ 682,805	$ 607,422
Equipment and other	834,971	582,698
Computers and software	432,069	155,861
	1,898,845	1,345,981
Less Depreciation	(279,748)	(29,674)
	$ 1,619,097	$ 1,316,307

Depreciation expense was $104,956 and $250,075 during the three month and nine months ended September 30, 2011 and $12,923 and $12,923 during the three and nine months ended September 30, 2010 respectively.

7.

ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	The Nine Months Ended September 30,
	2011	2010
Asset retirement obligations, beginning of period	$ 8,229,630	$ 137,320
Liabilities related to acquisitions	-	114,383
Revisions in estimated liabilities	(26,922)	-
Accretion expense	563,820	1,345
Asset retirement obligations, end of period	$ 8,763,528	$ 253,048

8.

HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

As of September 30, 2011 and December 31, 2010, the Company had entered into a swap agreement related to its natural gas production.  Location and quality differentials attributable to the Company's properties are not included.  The agreement provides for monthly settlement based on the differential between the agreement price and the actual CIG Rocky Mountains price.

[10]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

During the three and nine months ended September 30, 2011 we recognized $1,157,117 and $1,128,902 of unrealized gains as well as $129,140 and $337,645 of realized gains  related to our hedging arrangements. There were no hedging arrangements in place during the three and nine months ended September 30, 2010.

9.

RELATED PARTY TRANSACTIONS:

During the nine months ended September 30, 2011, the Company had the following transactions with related parties:

The Company leases real estate property from a related party, rent expense recognized in connection with this lease for the nine months ended September 30, 2011 amounted to $117,822 of which $ 37,522 was included in accounts payable as of September 30, 2011.

The Company borrowed $893,276 from and repaid $697,039 to related parties.

Default penalty interest of $102,480 was added to outstanding principal balances owed to related parties during the nine months ended September 30, 2011.

The Company purchased drilling tools from a related party from a related party  totaling $97,966 of which $1,202 is included in accounts payable at September 30, 2011.

The Company incurred legal fees from a related party totaling $290,477, of which $0 is included in accounts payable and $15,139 is included as a prepaid expense at September 30, 2011.

The Company paid loan origination fees of $71,075 to a related party, of which $11,163 is included in accounts payable at September, 2011.

The Company incurred consulting fees from a related party totaling $45,062,  of which $2,890 is included in accounts payable at September 30, 2011.

The Company incurred travel costs owed to related party totaling $199,394 of which $16,555 is included in accounts payable at September 30, 2011.

As further discussed in Note 10, the Company has issued equity instruments to Current Energy Partners Corporation, a shareholder and previously a related party, in consideration for the cancellation of a promissory note.  The Company also issued warrants as compensation to certain employees as well as  common shares and stock purchase options to certain members and former members of the Board of Directors.

The Company is party to several employment agreements with key personnel, all of which were effective for a 12-month period beginning January 1, 2010.  The agreements ranged from $125,000 to $175,000 per year. Effective September 1, 2011 the Company entered into a new employment agreement whereby his annual compensation was increased from $125,000 to $175,000. As a component of the CEO’s new employment agreement 20,000,000 were granted to the CEO with an effective date of October 1, 2011.

Both existing employment agreements contain termination clauses whereby the Company can terminate the agreements for just cause at any time.

[11]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

See Notes 10 & 14 for further discussion of equity and debt transactions with related parties.

10.

INVESTMENT IN MARKETABLE SECURITIES

On December 8, 2010, the Company signed a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Big Cat Energy Corporation (“Big Cat”) to purchase 20,000,000 shares of Big Cat’s restricted common stock, or approximately 31.3% of the projected issued and outstanding shares.  As allowed by FASB ASC 825-10, Financial Instruments, the Company  elected to follow the fair value option for reporting the securities received from Big Cat because the Company believed this accounting treatment represents a more realistic measure of value that may be realized by the Company should they dispose of the securities on the open market.

As of September 30, 2011, due to a prolonged period of the value of the security being below the strike price of the Warrants and considering the liquidity and financial position of the investee, the Company has elected to impair the value of warrants and common stock and marked the value to $0 the total decrease in value of $1,751,602 has been recognized as a loss on the valuation of marketable securities in the consolidated statement of operations for the nine months ended September 30, 2011.

11.

EQUITY TRANSACTIONS

Common Stock

In September 2011 our board of directors voted to increase the number of authorized shares of our common stock from 350,000,000 to 500,000,000.  As of September 30, 2011 and December 31, 2010 267,201,462 and 160,934,202 shares of our $0.001 par value common stock were outstanding respectively.

During the nine months ended September 30, 2011, the Company had the following common stock transactions:

The Company had private placements of 4,250,000 shares of restricted stock to qualified investors. The Company received proceeds of $2,120,750.

The Company issued 60,000 shares of restricted stock in payment of $30,000 of legal fees.

The Company issued 125,000 shares of restricted stock in payment of investor and public relations services.

The Company issued 44,400 shares of restricted stock valued at $22,551 to an officer of the Company for guaranteeing certain loans by the Company.

The Company issued a total of 2,000,000 shares of restricted stock valued at $2,125,010 for two extensions of a  Sale and Purchase Agreement executed April 1, 2011.

The Company issued 252,500 shares of restricted stock under the terms of various agreements.

The Company sold 120,000 shares of restricted stock through a private placement transaction to qualified investors.  The Company received proceeds of $60,000 through these transactions.

[12]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company issued 1,100,000 shares of restricted stock in payment for $450,000 of legal fees.

The Company issued 220,000 shares as compensation to certain members of the Board of Directors for services rendered, valued at $224,400.

The Company issued 185,200 shares of restricted stock  as payment of $142,604 of investor relations services.

The Company issued 2,639,384 shares of restricted to stock to Current Energy Partners Corporation in cancellation of a promissory note for $1,500,000.  The shares were valued at $2,032,932 as of the date of the transaction, which generated a loss on extinguishment of debt totaling $532,932.

The Company issued 190,000 shares of restricted stock valued at $37,450 in connection with the issuance of certain short term debt instruments. These amounts have been recorded as interest expense.

The Company issued a total of 16,176,400 shares of stock in connection with the settlement of $1,131,295 in accounts payable. In connection with this settlement the Company has recorded a loss in the amount of $425,198.

The Company issued 100,000 shares of restricted stock valued at $30,000 as a commission fee.

The Company issued 300,000 shares of restricted stock valued at $24,000 for consulting services.

The Company issued 1,923,077 shares of restricted stock valued at $96,154 in connection with the conversion of a note payable.

The Company issued a total of 77,001,299 shares of restricted stock valued at $7,700,065 in connection with certain related party notes payable, recognizing a loss on debt extinguishment of $3,850,065(Note 14)

Subsequent to September 30, 2011 the Company authorized the issuance of 2,000,000 shares of restricted common stock in connection with legal fees.

Preferred Stock

In September 30, 2011 the Board of directors elected to designate a class of series A convertible preferred shares.  The shares have no voting rights and a par value of $1,000. The total number of shares authorized is 2,500. The shares will pay dividends in cash or in shares of the Company’s common stock at 10%.

During the nine months ended September 30, 2011, the Company had the following preferred series A stock transactions:

On September 30, 2011 the Company issued 968.557 shares of preferred valued at $968,557 in connection with the conversion of notes payable to a related party (Note 14).

Dividends totaling $270 have been accrued as payable to preferred shareholders as of September 30, 2011.

[13]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Warrants

During the nine months ended September 30, 2011, the Company issued 1,839,679 stock purchase warrants in connection with the issuance of employment agreements and in connection with the issuance of debt.

The Company applied fair value accounting for stock warrant issuances. The fair value of each stock warrant granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used at issuance are as follows:

Exercise price	$0.41 - $1.15
Expected dividends	0%
Expected volatility	175%
Risk fee interest rate	1.172%
Expected life of warrants	1 to 5 years
Expected forfeitures	0%

Outstanding Warrants at September 30, 2011:

	Number Of Shares	Weighted Average Exercise Price	Remaining Contractual Term
Warrants outstanding - January 1, 2011	5,289,627	$ 0.50	5.0
Granted during period	1,839,679	$ 0.53	4.9
Exercised during period
Forfeited during period
Expired during period
Warrants outstanding – September 30, 2011	7,129,306	$ 0.51	4.89

The above private offerings were made in reliance on an exemption from registration in the United States under Section 4(2) and/or Regulation D of the United States Securities Act of 1933, as amended.

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

During the three and nine months ended September 30, 2011and 2010 the Company recorded $29,968 and $169,976 and $nil and $nil in expenses respectively, related to the warrants

The Company entered into an agreement with Fletcher International, Ltd. to sell warrants for $1,000,000.  The warrant permits the purchase of up to $5,000,000 in common shares until February 24, 2018.  The exercise price for share purchased is the lesser of (i) $1.25 and (ii) the average of the volume weighted average market price for the calendar month immediately preceding the date of the first notice of exercise, but in no event can the exercise price be less than $.50. The exercise price and shares issuable pursuant to the warrants are subject to certain adjustments as set forth in the warrant agreement, which also contains a cashless exercise provision.

[14]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Stock Options

During the nine months ended September 30, 2011 our board of directors approved the grant of 1,000,000 options to purchase our common stock to directors and former directors of the Company. There were no options outstanding prior to December 31, 2010.

 A summary of the activity for the nine months ended September 30, 2011 is as follows

	Number of Shares	Weighted- Average Exercise Price
Options outstanding — December 31, 2010	-	-
Options exercisable — December 31, 2010	-	-

Granted	1,000,000	1.02
Forfeited	-
Expired	-	-
	1,000,000	1.02
Options outstanding — September 30, 2011
Options exercisable — September 30, 2011	200,000	1.02

The options granted during the nine months ended September 30, 2011 have a five year life; vested 20% at the date of grant and  20% each year thereafter on the anniversary date of grant.

The fair value of the grant was determined using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the nine months ended September 30:

	2011	2010
Expected term	5.0 years	-
Risk free interest rate	1.172%	-
Expected dividend yield	-	-
Volatility	175%	-

During the nine months ended September 30, 2011 and 2010 we recognized $194,070 and $nil in share based compensation respectively related to these issuances.

As of September 30, 2010 there was $772,281 in deferred share based compensation related to the unvested portion of the options.

Subsequent to the end of the period the board of directors authorized the issuance of 20,000,000 stock purchase options to the CEO of the Company. The effective grant date being October 1, 2011. The options have a five year life and vest 20% on the date of grant and 20% per annum on the anniversary of the date of grant. The options have an exercise price of $0.05.

[15]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

12.

LETTERS OF CREDIT

During 2010, the Company entered into a line of credit agreement with First National Bank of Gillette on November 12, 2010 to provide letters of credit to various agencies and entities for the bonding required to operate the Company’s methane wells.  These letters of credit total $7,839,358, and any outstanding balances carry an interest rate of 1% over the U.S. Bank Denver Prime Rate.  On April 15, 2011, the Company entered into an agreement with Zurich to provide fifty percent coverage on the outstanding bonding requirements.  The letters of credit were subsequently reduced to $3,928,773.  Any outstanding amounts and related interests are due on demand.  The agreement is secured by the right of setoff against corporate depository account balances, a mortgage on certain real property, all improvements and equipment on certain well sites and including rights to future production, assignment of a life insurance policy on the Chief Operating Officer as well as personal guarantees of certain shareholders.  There were no amounts outstanding on this agreement as of September 30, 2011 and December 31, 2010.

13.

DEBT FINANCING – LINES OF CREDIT

On January 20, 2010, the Company entered into an agreement with U.S. Bank for a line of credit of up to $200,000 with a maturity date of October 31, 2011.  The line of credit carries an interest rate of 4.95% per annum and is secured by assignments to oil and gas production, and all inventory and accounts receivable and equipment.  In July 2011, all outstanding balances of principal and accrued interest on the line of credit were repaid.  As of September 30, 2011 and December 31, 2010, the outstanding principal balance was $nil and $125,000, respectively.

On November 19, 2010, the Company (through its wholly owned subsidiary CEP-M Purchase LLC) entered into a letter of credit facility with Amegy Bank National Association (“Amegy”) for a revolving line of credit of up to $75,000,000.  The facility is to be used to finance up to 60% of the Company’s oil and gas acquisitions, subject to approval by Amegy.  The interest rate is based on LIBOR, the amount of the credit facility in use and other factors to determine the prevailing rate on outstanding principal balances (effective rate of 6.25% as of December 31, 2010).  Outstanding principal balances and any related accrued interest is due on September 17, 2013 subject to mandatory prepayment terms per the agreement.  The credit facility is secured by all assets of CEP-M Purchase LLC, a mortgage on all proved reserves of specific wells.  As of September 30, 2011, the outstanding principal balance was $6,000,000.  The credit facility is subject to restrictive covenants, and as of September 30, 2011 and December 31, 2010 , the Company was not in compliance with certain covenants including current ratio, leverage ratio and interest coverage ratio.  This condition has caused the classification of the outstanding balance to be presented as a current liability.

On November 29, 2010, the Company entered into an agreement with First National Bank of Gillette for a line of credit of up to $461,148 to be used for the purchase of corporate vehicles.  The line of credit carries an interest rate of 6% interest rate and is secured by the right of offset against corporate depository account balances.  Terms include the requirement of a monthly payment of $20,400 with any outstanding principal balance and accrued interest due on November 30, 2012.  As of September 30, 2011 and December 31, 2010 the outstanding principal balance was $210,869 and $390,202, respectively.

[16]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

A summary of the Company’s lines of credit at September 30, 2011 is as follows:

2011
Total outstanding principal	$ 6,210,869
Current portion	6,210,869
Long-term portion of lines of credit	$ -

Outstanding balances are due:
2011 (remaining)	$ 6,061,200
2012	149,669
2013	-
$ 6,210,869

14.

DEBT FINANCING – TERM DEBT

On January 20, 2010, the Company entered into a term loan agreement with U.S. Bank of $1,200,000 with a maturity date of January 20, 2013.  Payments are due monthly of $16,935 which include interest at 4.95% per annum.  The agreement is secured by the right of offset against corporate depository accounts and is guaranteed by certain shareholders.  As of September 30, 2011 and December 31, 2010, the outstanding principal balance was $944,823 and $1,067,225, respectively.

On March 11, 2010, the Company entered into a term loan agreement with Ford Motor Credit of $42,820 with a maturity date of March 31, 2015.  Payments are due monthly of $871 which include interest at 7.99% per annum.  The agreement is secured by a corporate vehicle.  As of September 30, 2011 and December 31, 2010 the outstanding principal balance was $32,011 and $37,525, respectively.

On November 23, 2010, the Company entered into a term loan agreement with CEP-M  a shareholder and former related party with a maturity date of January 31, 2011.  The note does not bear interest and is unsecured.  As of September 30, 2011 the outstanding principal balance is $nil.  The Company issued 2,639,384 shares of common stock to satisfy the repayment of the note.  See Note 10.

BetweenFebruary and May 2011, the Company entered into term loan agreements totaling $1,735,000 with various unrelated persons.  Payments are due monthly and include interest at between 10-15% per annum.  The agreements are unsecured.  The terms allow the outstanding balance to be converted into common shares.  The conversion terms result in a beneficial conversion feature at the date of issuance as a result of the market price of the stock trading at a price higher than the conversion price, resulting in the recording of the term loans at a discount of $734,989.  Accretion of the discount was $12,715 and $12,971, respectively for the three and nine months ended September 30, 2011.  The balance of the unamortized debt discount at September 30, 2011 was $722,018.

During July 2011, the Company entered into term loan agreements totaling $125,000 with various unrelated persons.  Payments are due on the earlier of the Company’s receipt of the July gas check, or July 29, 2011.  The promissory notes carry interest rates between 0%-12% per annum, and the Company agreed to issue 10,000 shares of the Company’s common stock.  The Company recorded the issuance of the common stock to interest expense of $5,310.  The notes were repaid in full in July 2011.

During August 2011, the Company entered into term loan agreements totaling $100,000 with an unrelated person.  Payments are due on the earlier of the Company’s receipt of the August gas check, or August 29,

[17]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

2011.  The promissory note carries no interest rate, and the Company agreed to issue 100,000 shares of the Company’s common stock.  The Company recorded the issuance of the common stock to interest expense of $13,000.  The note was repaid in full in August 2011.

A summary of the Company’s term debt to unrelated partiesat September 30, 2011 is as follows:

2011

Total outstanding principal	$ 1,711,834
Less: Debt discount	(722,018)
Term debt net of discount	$ 989,816
Current portion	989,816
Total term debt	$ 989,816

Outstanding balances are due:
2011 (remaining)	$ 989,816
2012	-
2013	-
2014	-
2015	-
$ 989,816

15.

DEBT FINANCING – RELATED PARTIES

A total of $285,544 and $6,224,062 was owed to various related parties as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company had the following debt transactions with related parties:

A director/shareholder had an outstanding balance at January 1, 2011 of $5,392,591.  During the nine months ended September 30, 2011, he loaned the Company an additional $183,515 and received payments of $50,989.  Default penalty interest of $44,090 was added to the outstanding balance.  On September 30, 2011 he elected to convert $3,919,691 of the outstanding debt balance and $488,491 of accrued interest to common stock equity and preferred series A shares resulting in a loss on debt extinguishment of $3,500,065. On September 30, 2011, this director/shareholder forgave $1,650,000 of the outstanding debt balance and $113,000 in accrued interest.  As of September 30, 2011, a total of $483 is due from this director/shareholder.

A director/shareholder had an outstanding balance at January 1, 2011 of $588,429.  During the nine months ended September 30, 2011, he loaned the Company an additional $52,261 and received payments of $26,550.  Default penalty interest of $39,309 was added to the outstanding balance.  On September 30, 2011, he elected to convert $378,449 of the outstanding debt balance and $33,957 in accrued interest to common stock equity and preferred series A shares resulting in a loss on debt extinguishment of $350,000. On September 30, 2011, this director/shareholder forgave $275,000 of the outstanding debt balance.  As of September 30, 2011 a total of $nil is due to this related party on this debt.

A shareholder had an outstanding balance at January 1, 2011 of $163,927.  During the nine months ended September 30, 2011, he loaned the Company an additional $357,500 and received payments of $568,500.

[18]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Default penalty interest of $47,073 was added to the outstanding balance.  As of September 30, 2011 a total of $nil is due to this shareholder.

A shareholder had an outstanding balance at January 1, 2011 of $79,115.  During the nine months ended September 30, 2011, she received payments of $26,000.  Default penalty interest of $7,912 was added to the outstanding balance.  As of September 30, 2011 a total of $61,027 is due to this shareholder.

On March 10, 2011, a related party loaned the Company $50,000.  The terms allow the outstanding balance to be converted into common shares.  The conversion terms result in a beneficial conversion feature at the date of issuance as a result of the market price of the stock trading at a price higher than the conversion price, resulting in the recording of the loan at a discount of $1,907.  On September 10, 2011, the related party sold this note, along with the conversion rights, to a third party.  On September 22, 2011, the third party converted the note to 1,923,077 shares of the Company’s common stock, whereby the Company retired the outstanding debt, and recorded a $48,318 loss on extinguishment of debt.  As of September 30, 2011 a total of $nil is due to this related on this debt.

During July 2011, the Company entered into term loan agreements totaling $125,000 with various related parties, with payments due on the earlier of the Company’s receipt of the July gas check, or July 29, 2011.  The promissory notes carry interest rates between 0%-12% per annum, and the Company agreed to issue 5,000 shares of the Company’s common stock, and issued 400,000 warrants to purchase an equivalent number of the Company’s common stock at a strike price at the five day trading average at the time of issuance.  The Company recorded the issuance of the common stock and warrants to interest expense of $115,778.  The Company repaid $25,000 of the notes in July 2011.  The outstanding balance of these notes at September 30, 2011 was $100,000.

During August 2011, the Company entered into term loan agreements totaling $125,000 with various related parties, with payments due on the earlier of the Company’s receipt of the August gas check, or August 29, 2011.  The promissory notes carry no interest rate, and the Company agreed to issue 75,000 shares of the Company’s common stock.  The Company recorded the issuance of the common stock to interest expense of $16,500. The outstanding balance of these notes at September 30, 2011 was $125,000.

16.

INCOME TAXES

Income Taxes.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  No uncertain tax positions have been identified as of September 30, 2011.

The Company is generally no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007, and for state and local tax authorities for years before 2006.

The Company is in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management.  At this date, this fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets.   Under these circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 – Income Taxes.  As a result, the Company’s deferred tax assets as of September 30, 2011 and December 31, 2010 are subject to a full valuation allowance.

[19]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

17.

FAIR VALUE MEASUREMENT AND DISCLOSURE

Fair Value Measurements at September 30, 2011 Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity Hedge	$ 525,160	$ -	$ -	$ 525,160

Unproven Oil and Gas Properties	$ 15,959,617	$ -	$ -	$ 15,959,617

Level 3 assets are comprised of the impairment reserve for unevaluated properties.  The Company has identified the impairment reserve as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties.  The company considered current natural gas prices and the remaining lease term as a basis for determining the reserve amount.

Level 3 reconciliation tables:	Commodity Hedge

Balance, January 1, 2011	($603,742)
Change in value of commodity hedge	1,128,902
Balance, September 30,2011	$ 525,160

Level 3 reconciliation tables:	Unproven Oil & Gas Properties

Balance, January 1, 2011	$ 18,238,814
Additions dispositions, transfers and impairment-net	(2,279,197)
Balance, September 30,2011	$ 15,959,617

Financial Instruments.  Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lines of credit, and long-term debt.  With the exception of the long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.  The carrying amount of long-term debt approximates the fair value due to its floating rate structure

[20]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

18.

COMMITMENTS AND CONTINGENCIES

Operating Leases.  On July 1, 2011, we moved our primary office from 3601 Southern Drive, Gillette, Wyoming 82718, formerly the Marathon office location, to 1200 East Lincoln, Gillette, Wyoming, 82716. We are leasing the 1200 East Lincoln office space on a month to month lease, while terms for a new lease are being negotiated.  We believe that these facilities are adequate for our current operations.

Employment Agreements. The Company is party to several employment agreements with key personnel, all of which were effective for a 12-month period beginning January 1, 2010.  The agreements ranged from $125,000 to $175,000 per year. Effective September 1, 2011 the Company’s entered into a new employment agreement whereby his annual compensation was increased from $125,000 to $175,000. As a component of the CEO’s new employment agreement 20,000,000 were granted to the CEO with an effective date of October 1, 2011.

19.

OTHER MATTERS

Funds in Escrow.  During 2010, the Company incurred a $750,000 bond commitment fee with PP&J, a Wyoming entity.  This fee was to be satisfied by issuance of 800,000 common shares to PP&J.  As the shares were restricted and could not be readily disposed to satisfy the obligation, a deposit of $750,000 was made to an escrow account held at First National Bank of Gillette, Wyoming.  If the value of the shares held by PP&J was less than the $750,000 as of the date that the shares became unrestricted any shortfall would have been satisfied utilizing the funds in escrow.  The value of the shares held by PP&J as of September 30, 2011 and December 31, 2011  was $76,000 and $80, 000 respectively, the Company and PPJ remain in discussion as to whether the shortfall will be satisfied utilizing the amount in escrow or through the issuances of additional shares of the Company’s common stock.

Bond Commitment Fees.  Fees paid to secure commitments from lenders and to secure bonding arrangements with the State and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement.  Fees incurred during 2010 to shareholders totaled $2,963,897 and amortization of these fees is over a 12-month period.  Amortization during the nine months ended September 30, 2011 and the year ended December 31, 2010 totaled $1,975,994 and $452,316 respectively.

20.

SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from September 30, 2011 through the date of issuance of the financial statements.  During this period we did not have any significant subsequent events, except as disclosed below:

On October 1, 2011 the board of directors authorized the issuance of 20,000,000 stock purchase options to the CEO of the Company. The effective grant date being October 1, 2011. The options have a five year life and vest 20% on the date of grant and 20% per annum on the anniversary of the date of grant. The options have an exercise price of $0.05.

On October 1, 2011 the Company agreed to issue 2,000,000 shares of common stock in connection with legal services.

[21]

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

On October 4, 2011 the Company entered into a $100,000 convertible promissory note. The note bears interest at 7% and matures on October 4, 2012. The Note is convertible at a maximum rate of $25,000 every 30 days into shares of the Company’s common stock based on 70% of the lowest two, VWAP as defined in the terms of the agreement for the five trading days prior to conversion.

On October 11, 2011 the Company entered into a securities purchase agreement whereby the  purchaser has agreed to acquire up to $5,000,000 of the Company’s common stock over the 36 month term of the agreement. Under the terms of the agreement the Company may request that the purchaser buy shares at 90% of the ten day VWAP as defined in the agreement prior to each sale. The maximum dollar amount of each purchase shall not exceed $250,000 and not be less than $5,000. The Company is under no obligation to draw on this facility and the likelihood of it’s utilization remains unknown.

On October 14, 2011 the Company entered into a purchase and sale agreement with Miller Fabrication, LLC Douglas, a Wyoming-based facility construction company serving the energy industry. The agreement calls for the complete purchase of Miller Fabrication by High Plains Gas, Inc., in exchange for cash and HPGS common stock, with final terms to be announced at closing, per a non-disclosure clause in the agreement. This acquisition will have an effective date of October 1, 2011 and is expected to close in mid November, 2011

On November 2, 2011 the Company acquired BGM buildings for 2,000,000 shares of common stock to be issued and cash consideration in the form of a $55,000 note payable bearing 0% interest due and payable on November 8, 2011. The acquisition of BGM consisted of the complete purchase of all property and equipment, accounts receivable, as well as current and future projects. This note was repaid on November 18, 2011.

[22]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

High Plains Gas, Inc is a Rocky Mountain exploration and production company that seeks to enhance shareholder value by executing a long-term growth strategy.  We seek to build stockholder value through profitable growth in reserves and production by investing in and implementing key existing development programs as well as growth through exploration and acquisitions.  We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns, but possess the potential to generate revenues from existing assets.  Substantially all of our revenues are generated through the sale of natural gas at market prices and the settlement of commodity hedges.  The members of our management team share significant experience in acquiring and developing E&P assets in the Rocky Mountains and have an extensive network of industry relationships in the region.

The Company was formed in November 2004.  Since inception, the Company was engaged in the business of exploration of natural resource properties in the United States.  After the effective of its registration statement filed with the Securities and Exchange Commission (February 14, 2006), the Company commenced quotation on the Over-the-Counter Bulletin Board under the symbol “NXPN.”  On September 13, 2010, the Company amended its Articles of Incorporation to change its name to High Plains Gas, Inc.  On October 18, 2010, the Company pursuant to a reorganization agreement with High Plains Gas, LLC issued 100% of its membership and as a result, High Plains Gas, LLC became a wholly owned subsidiary of the Company.  The reorganization has been accounted for as a reverse merger and under the accounting rules for a reverse merger, the historical financial statements and results of operations of High Plains Gas, LLC became those of the Company. In November 2010, the Company acquired a significant resource base and land position from Pennaco Energy, Inc, a wholly owned subsidiary of Marathon Oil Company, through its wholly owned subsidiary CEP-M Purchase LLC.

While there are currently no unannounced agreements for the acquisition of any material business or assets, future acquisitions could have a material impact on our financial condition and results of operations by increasing our proved reserves, production, and revenues as well as expenses and future capital expenditures.  We currently anticipate that we would finance any future acquisitions with available borrowings under the Credit Facility, other indebtedness, and/or debt, equity or equity-linked securities.

Plan of Operation

High Plains Gas intends to continue to operate existing methane fields including continuing plans for well reworks and re-activations and gathering systems improvements.  As of September 30, 2011, the Company had a total of 1663 methane wells, in which we operated 521 gas producing methane wells, and 1,145 methane wells were either idle or shut-in and or not currently producing gas

Our coalbed methane production remains our core business; however, as with any successful company, we realize additional potential revenue streams are important to our current and future financial health.  These additional opportunities are available primarily due to the increase in drilling rigs being utilized to explore and develop oil and natural gas in the nearby prolific Bakken and Niobrara shale plays.  We see this continued focus by small and large oil companies alike as an opportunity to align our strengths and resources to amplify growth and profitability.  Moving forward, we are initiating a very important strategic shift from a primary energy production company to a more balanced focus with construction and field maintenance construction services.

[23]

RESULTS OF OPERATIONS

The financial information for the three and nine months ended September 30, 2011 and 2010 that is discussed below is unaudited.  In the opinion of management, such information contains all material adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Production Revenues and Volumes.  Production revenues increased 1,036% to $10,191,744 for the nine months ended September 30, 2011 from $926,376 for the nine months ended September 30, 2010, and to $2,784,663 from $286,213 for the three months ended September 30, 2010 due to the acquisition of oil and gas properties from Pennaco Energy, Inc., a wholly owned subsidiary of Marathon Oil Company (“Marathon Transaction”) and an increase in natural gas commodity pricing basis after the effects of realized cash flow hedges.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  See below for more information related to the Commodity derivative gain (loss) line item.

The production volumes increased 1,334% to 3,409 MMcf for the nine months ended September 30, 2011 from 274 MMcf for the nine months ended September 30, 2010 and to 1,129 MMCF for the three months ended September 30, 2011 from 103 MMCF for the three months ended September 30, 2010.  The increase was primarily attributed to added increase in production attributed to the Marathon Transaction.

Hedging Activities.  As of September 30, 2011, approximately 40% of our natural gas volumes were subject to financial hedges.  Through the end of the nine months ended September 30, 2010, the Company had no financial hedges in place.  It is expected that as the Company continues to increase production, we will continue our philosophy of hedging 40-60% of our natural gas volumes through financial hedges.

Commodity Hedge Gain..  The “Commodity Hedge Gain” line item on the Consolidated Statements of Operations is comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting.  Unrealized gains and losses represent the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting.  As those instruments settle, their settlements will be presented as realized gains and losses within this same line item.  The Company recognized  unrealized commodity hedge gainsof $1,157,117 and $1,128,902 during the three and nine months ended September 30, 2011 respectively. The Company also recognized realized commodity hedge gains $129,140 and $337,645 for the three and nine months ended September 30, 2011.The Company entered to no commodity hedge contracts during the nine months ended September 30, 2010.  The gains were primarily due to the change in natural gas contracts.

Lease Operating Expenses and Production Taxes.  Lease operating expenses increased to $10,443,214 from $876,966 during the first nine months ended September 30, 2011 and September 30, 2010 respectively.  Lease operating expenses increased to $1,514,961 from $354,879 for the three months ended September 30, 2011 and September 30, 2010 respectively. The increase in lease operating expenses was attributed to the increased operating expenses incurred by the Company as a result of the Marathon transaction.

The increase in production taxes is primarily related to the operation of the Marathon wells.  Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities.

[24]

Production tax rates vary across the different areas in which we operate.  As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment Dry Hole Costs and Abandonment Expenses.  Our impairment, dry hole costs and abandonment expense is $2,568,018 and $6,693,028 for the three and nine months ended September 30, 2011 and September 30, 2010.

Depreciation, Depletion and Accretion (“DD&A”).  DD&A increased to $1,844,446 and $5,580,557 for the three and nine months ended September 30, 2011, compared to $131,141 and $431,910 for the three and nine months ended September 30, 2010 respectively.  The increase in DD&A was attributed to increased production levels due to the operation of the Marathon wells.

General and Administrative Expense.  General and administrative expense increased to $1,759,713 and $6,401,347 for the three and nine months ended September 30, 2011 from $311,729 and $585,836 for the three and nine months ended September 30, 2010, respectively.  Non-cash stock-based compensation for services and payment of legal fees totaled $1,017,004 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010.  Consulting and other professional fees increased to $2,333,977 associated with the Huber Transaction and the inherent costs of being a public registrant.

The remaining increase was primarily due to an increase in employee compensation costs and benefit programs attributed to additional employees that were hired after the Marathon transaction.

Interest Expense.   Interest expense increased to $549,843 and $1,855,288 during the three and nine months ended September 30, 2011 from $42,587 and $102,373 during the same period ended September 30, 2010, respectively due to an increase in debt levels, primarily due to the Marathon Transaction.

Net  (Loss).  Net (loss) increased to ($11,032,337) and ($29,815,661) in the three and nine months ended September 30, 2011, compared to ($590,619) and ($986,344) in the three and nine months ended September 30, 2010, respectively.  This is primarily due to the expenses charged off in association with the Huber acquisition, losses incurred in connection with debt settlement as well as the inherent costs associated with increased operational costs of the Marathon assets.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of liquidity after formation of the Company have been cash provided by operating activities and sales, and other issuances of equity and debt securities.  Our primary use of capital has been for the development and acquisition of natural gas properties.  As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing proved reserves and production will be highly dependent on capital resources available to our Company and our success in finding or acquiring additional reserves.  We actively review acquisition opportunities on an ongoing basis

During the nine months ended September 30, 2011 the Company issued 106,267,260 shares of its common stock. Of the total issuances 4,250,000 shares were issued for net cash proceeds of $2,054,889.

The remaining shares were issued in connection with the settlement of accounts payable, the conversion of notes payable, in connection with services and consulting agreements and in connection with the extension of purchase and sale agreements.

As of September 30, 2011, we had negative working capital of $14,716,558 compared to negative working capital of $11,686,516 at December 312010.  We will continue seek additional sources of capital for the 2011 and 2012 fiscal years.  The negative working capital at September 30, 2011 results from

[25]

$6,000,000 of line of credit debt classified as a current liability due to the Company being out of compliance on the debt covenants and from continued cash flow restrictions which have increased accrued expenses.

During the nine months ended September, 30 2011, the Company generated positive cash flow from operations totaling $1,803,303 compared to operations consuming cash flows totaling $1,307,083 during the nine months ended September 30, 2010.  The majority of the cash provided by operations during the nine months ended September 30, 2011 was due to an increase in operating expenses resulting from the Marathon Transaction that were accrued

We have maturing debt obligations, debt service, revenue payments, lease obligations and dividend requirements that will require cash payments.   We will need additional financing to continue operations. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. These conditions raise substantial doubt about the Companys ability to continue as a going concern.

Contingencies.  Our directors, officers, employees and agents may claim indemnification in certain circumstances.  We seek to limit and reduce potential obligations for indemnification by carrying directors’ and officers’ liability insurance, subject to deductibles.

We also carry liability insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of business.

FUNDING AND CAPITAL REQUIREMENTS

Equity Financing

During the nine months ended September 30, 2011 the Company issued 106,267,260 shares of its common stock.

The Company issued 4,250,000 shares were issued for net cash proceeds of $2,054,889.

The Company issued 2,639,384 shares of restricted stock as consideration for cancellation of a promissory note for $1,500,000.

The Company issued a total of 16,176,400 shares of stock in connection with the settlement of $1,131,295 in accounts payable

The Company issued 1,923,077 shares of restricted stock valued at $96,154 in connection with the conversion of a note payable.

The Company issued a total of 77,001,299 shares of restricted stock valued at $7,700,065 in connection with certain related party notes payable.

The remaining common shares were issued in connection with the settlement of accounts payable in connection with services and consulting agreements, in connection with the extension of purchase and sale agreements, and in connection with debt issuances.

[26]

The Company issued 968.557 shares of preferred valued at $968,557 in connection with the conversion of notes payable to a related party.

On February 17, 2011, the Company executed Promissory Notes with two accredited investors for total proceeds of $1,000,000.  Those promissory notes were repaid on February 28, 2011.  The proceeds were utilized as a portion of the deposit required for the Huber acquisition.  As part of the transaction, the investors were issued warrants to purchase shares of the Company’s common stock.

On February 24, 2011, the Company entered into an agreement with Fletcher International, Ltd. (“Fletcher”) pursuant to which it sold Fletcher a warrant to purchase 5,000,000 shares of the Company’s common stock for $1,000,000.  The exercise price for the warrant into common stock is the lesser of (i) $1.25 and (ii) the average of the volume weighted average market price for all of the business days in the calendar month immediately preceding the date of the first notice of exercise of the warrant, but in no event can the exercise price be less than $0.50.  The warrant includes a cashless exercise provision.  The proceeds of the Fletcher warrants were utilized as a deposit for the Huber Purchase Agreement.

Financial Instruments and Other Information

As of September 30, 2011 and December 31, 2010, we had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

CRITICAL ACCOUNTING POLICIES

In our Annual report on Form 10-K for the year ended December 31, 2010, we identified and disclosed our significant accounting policies.  Subsequent to December 31, 2010, there has been no change to our significant accounting policies.

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

Reliance on one revenue source

During the nine months ended September 30, 2011, we continued to have a significant concentration of revenue from the marketing and sale of natural gas through High Plains Gas, LLC.  The Company recently formed a new entity, HPG Services, LLC to diversify our revenue sources by focusing our operations on contracting energy related infrastructure and serving the oil, gas, coal, and power industries.  Currently, the Company continues to rely upon the sale of natural gas as our significant concentration of revenue.

[27]

FORWARD-LOOKING STATEMENTS

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

•

change in tax rates;

•

[28]

curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refiner, coal and power industries;

•

increase capacity and decreased demand for our services in the more competitive industry segments that we serve;

•

reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•

inability to lower our cost structure to remain competitive in the market;

•

inability of the energy service sector to reduce costs in the short term to a level where our customers’ project economics support a reasonable level of development work;

•

reduction of services to existing and prospective clients as they bring historically out-source services back in-house to preserve intellectual capital and minimize layoffs;

•

the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•

adverse weather conditions not anticipated in bids and estimates;

•

project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•

the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•

cancellation of projects, in whole or in part, for any reason;

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

[29]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of September 30, 2011, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on our evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not sufficiently effective as of September 30, 2011.

Material Weakness

Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10K as of December 31, 2010, management indentified a material weakness in our internal controls over financial reporting.  This material weakness continued through the nine months ended September 30, 2011.  We had limited staff that performed nearly all aspects of our financial reporting process including, but not limited to access to the underlying accounting records and systems, the ability to record journal entries and responsibility for the preparation of financial statements.  This created certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.  In addition, our Company’s accounting personnel do not have sufficient technical accounting knowledge relating to accounting for complex generally accepted accounting principle matters.  Management has corrected any errors prior to the release of our Company’s December 31, 2010 and September 30, 2011 consolidated financial statements.

Changes in Internal Controls

Subsequent to the nine months ended September 30, 2011, management has taken steps to resolve the aforementioned deficiencies by engaging third party consultants to assist the Company in preparing and reviewing information to be included in the required SEC filings to insure the Company is in compliance with GAAP and with all SEC requirements.  Management believes that the changes in the Company’s internal controls over financial reporting that occurred subsequent to September 30, 2011 will be sufficient to resolve issues surrounding the internal control over financial reporting.

[30]

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On approximately June 27th, 2011, High Plains Gas, Inc. relocated its corporate offices and warehousing facility from 3601 Southern Drive in Gillette, Wyoming to offices and warehouse facilities located at 1200 East Lincoln St., Gillette, Wyoming.  The Company and the Landlord of the Southern Drive properties failed to agree upon lease terms for the previous office and warehouse location. The Company chose to relocate rather than obligate themselves to major repairs costs that were needed on the building and premises.  Subsequent to the Company moving, the Landlord, Hunt Club Investment Group, LLC a Michigan limited liability company (“Hunt Club”) filed a lawsuit on July 20th, 2011 in District Court in Campbell County, Wyoming.  Hunt Club alleges that a lease agreement was reached between the parties and that future rents in the amount of $20,000 per month for a three year period was agreed upon. They are seeking the principal remaining balance of $640,000 plus interest and attorney’s fees and costs in the lawsuit.  Trial date has been set for February 2013.  The Company denies that any such lease agreement was reached and intends to defend itself from such claims.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company completed private placements of 4,250,000 shares of restricted stock to accredited investors. The Company received proceeds of $2,120,750. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

During the three months ended September 30, 2011, the Company issued 125,000 shares of restricted stock to an accredited investor in payment of investor and public relations services valued at $62,500.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

During the three months ended September 30, 2011, the Company issued 44,400 shares of restricted stock valued at $22,551 to an officer of the Company for guaranteeing certain loans by the Company.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On June 29, 2011, the Company issued 220,000 shares as compensation to certain members of the Board of Directors for their services rendered as directors of the Company, valued at $224,400.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On July 14, 2011, the Company issued 185,200 shares of restricted stock  to an accredited investor as payment of $142,604 of investor relations services.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

[31]

On July 7, 2011, the Company issued 2,639,384 shares of restricted to stock to Current Energy Partners Corporation, an accredited investor and at that time an affiliate of the Company,  in cancellation of a promissory note for $1,500,000.  The shares were valued at $2,032,932 as of the date of the transaction, which generated a loss on extinguishment of debt totaling $532,932. for the nine months ended September 30, 2011.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

The Company issued 190,000 shares of restricted stock valued at $37,450 to accredited investors in connection with the issuance of certain short term debt instruments. These amounts have been recorded as interest expense.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

Effective August 10, 2011, the Company issued a total of 16,176,400 shares of stock in connection with the settlement of $1,131,295 in accounts payable. In connection with this settlement the Company has recorded a loss in the amount of $425,198.   These shares were issued in accordance with an exemption from registration under Section 3(a)(10) of the Securities Act and were consequently issued without a restricted legend.

On August 10, 2011, the Company issued 100,000 shares of restricted stock to an accredited investor valued at $30,000 as a commission fee.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

In August 2011, the Company issued 300,000 shares of restricted stock to an accredited investor valued at $24,000 for consulting services.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

Effective September 22, 2011, the Company issued 1,923,077 shares of restricted stock valued at $96,154 to an accredited investor in connection with the conversion of a note payable.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On September 30, 2011, the Company issued a total of 77,001,299 shares of restricted stock to two officers and directors valued at $7,700,065 in connection with certain related party notes payable, recognizing a loss on debt extinguishment of $3,850,065.  See Note 14 to the Company’s financial statements.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On September 30, 2011 the Company issued 968.9957 shares of Series A preferred stock valued at $968,557 in connection with the conversion of notes payable to two officers and directors of the company.  See Note 14 to the Company’s financial statements.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

[32]

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

[33]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November, 21 2011

HIGH PLAINS GAS, INC.

(the registrant)

By: \s\ Brandon Hargett

Brandon Hargett

Chief Executive Officer

By: \s\ Brandon Hargett

Brandon Hargett

Chief Financial Officer

[34]