Form 10-K
period 2011-12-31
High Plains Gas, Inc.
filed 2012-04-16
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-125068

HIGH PLAINS GAS, INC.
(Exact name of registrant as specified in its charter)
www.highplainsgas.com

Nevada	26-3633813
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 East Lincoln, Gillette, WY	82716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(307) 686-5030

Copies of all communications should be sent to:

Cutler Law Group

3355 W Alabama, Ste 1150

Houston, Texas 77098

Telephone:  (713) 888-0040

Facsimile:  (800) 836-0714

Email:  rcutler@cutlerlaw.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (0.001 par value)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

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

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.85, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011).

$ 93,146,437

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	283,314,501 Shares

High Plains Gas, Inc.

TABLE OF CONTENTS

Part I

Item 1

Business

6

Item 1A.

Risk Factors

18

Item 1B.

Unresolved Staff Comments

29

Item 2.

Properties

29

Item 3.

Legal Proceedings

29

Item 4.

Submission of Matters to a Vote of Security Holders

30

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

31

Item 6.

Selected Financial Data

32

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

34

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

47

Item 8.

Financial Statements and Supplementary Data

47

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

47

Item 9A (T).

Controls and Procedures

47

Item 9B.

Other Information

49

Part III

Item 10.

Directors and Executive Officers of the Registrant

50

Item 11.

Executive Compensation

53

Item 12.

Security Ownership of Certain Beneficial Owners and Management

56

Item 13.

Certain Relationships and Related Transactions

57

Item 14.

Principal Accounting Fees and Services

57

Part IV

Item 15.

Exhibits and Financial Statement Schedules

58

Signatures

90

Exhibit Index

91

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All of these types of statements about our future expectations, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance.  When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements.

These statements by nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.  Important factors that could cause actual results to differ materially from our expectations include, but not limited to, our assumptions about:

•

Amounts and nature of future revenues and margins from our Oil and Gas and Construction Services segments;

•

the likely impact of new or existing regulations or market forces on the demand for our services;

•

expansion and other development trends of the industries we serve;

•

our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•

our ability to comply with the covenants in our Credit Facilities and Debt Instruments;

•

the potential for production decline rates from our wells to be greater than we expect;

•

changes in estimates of proved reserves;

•

occurrence of property acquisitions or divestitures;

•

reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•

inability to obtain sufficient surety bonds or letters of credit;

•

project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•

cancellation of projects, in whole or in part, for any reason;

•

ability to access capital markets to adequately fund the needs of the Company

These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption “Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections in this Annual Report on Form 10-K for the year ended December 31, 2011, and other filings with the SEC, and are subject to change at any time.  Our actual results could differ materially from these forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

We caution you not to place undue reliance on these forward-looking statements.  We urge you to carefully review and consider the disclosures made in this Form 10-K and our reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.  Business

General Development of Business

High Plains Gas Inc., (“High Plains Gas”) is a provider of goods and services to regional end markets serving the energy industry.  We produce natural gas in the Powder River Basin located in Northeast Wyoming.  We provide construction and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our expansion into the construction and maintenance services through growth of our existing operations.

We have two reportable segments, the natural gas and the energy construction services segment.  Each is managed as an operation with well established strategic directions and performance requirements.  Management evaluates the performance of each operating segment based on operating income.  To support our segments we have a focused corporate operation led by our executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization.  The costs to provide these services are allocated, as are certain other corporate costs, to the two operating segments.

See Note 16 - Segment Information in the Notes to Consolidated Financial Statements for segment, geographic and market information.

Company Information

The Company was originally incorporated in Nevada in 2004 as Northern Explorations, Ltd.  In 2006, it commenced quotation on the Over-the-Counter Bulletin Board under the symbol “NXPN.”  In 2010, the Company acquired High Plains Gas, LLC., and subsequently amended its Articles of Incorporation to change its name to High Plains Gas, Inc.  The reorganization has been accounted for as a reverse merger.  The stock symbol was changed 2011 to “HPGS” to more accurately reflect the Company’s new name.

In 2010, the Company acquired a significant resource base and land position from Pennaco Energy, Inc. (“Pennaco”), a wholly owned subsidiary of Marathon Oil Company.  The assets consisted of Pennaco’s “North & South Fairway” assets located in the Powder River Basin.  These properties encompass approximately 155,000 net operated acres, and included many operational capacities including flow lines, transportation rights and production wells both active and idle.  The transaction did not transfer deep oil rights, but focused upon mineral rights between the surface and depth above the base Tertiary Paleocene Fort Union Formation, generally above 2,500 feet.

As part of the strategic shift into construction and field maintenance services, the Company formed HPG Services, LLC in August 2011as a subsidiary of High Plains Gas, Inc. in order to engage in oil and gas field services.  On November 18, 2011, the Company finalized the acquisition of Miller Fabrication, LLC, a Douglas, Wyoming-based energy services construction company.

As used herein, “High Plains Gas,” “HPG,” “combined company,” “we,” “our,” or “us” refer to High Plains Gas Incorporated and its consolidated subsidiaries, including High Plains Gas, LLC, Miller Fabrication, LLC and CEP M Purchase, LLC.

On February 14, 2011, concurrent with the reverse merger, we changed our fiscal year end to December 31 from what had previously been March 31.  Accordingly, our first, second, third and fourth quarters now end March 31, June 30, September 30 and December 31, respectively.

We maintain our headquarters at 1200 East Lincoln, Gillette, WY 82716; our telephone number is 307-686-5030.  Our public website is www.highplainsgas.com.  We make available free of charge through our website via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company.  We are committed to strong management across our Company to achieve Excellence, Accountability and Compliance with everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values.  Our core values are:

•

Safety – always perform safely for the protection of our people and our stakeholders;

•

Honesty & Integrity – always do the right thing;

•

Our People – respect and care for their well being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•

Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•

Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.

We believe that adhering to and living these values will result in a high performance organization which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.

Energy Construction Services

Overview

Our Company operates the energy construction services under our newly acquired entity Miller Fabrication, LLC (“Miller”).  Miller is a provider of services to regional end markets serving the oil and gas, refinery, petrochemical and power industries.   Our services, which include engineering, procurement and constructions, turnaround, maintenance and other specialty services are critical to the ongoing expansion and operation of energy infrastructure.  Within the regional energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore locations as well as downstream facilities, such as refineries.  We also provide specialty turnaround services, tank services, heater services, and construction services and fabricate specialty items for hydrocarbon processing units.  Our services include maintenance and small capital projects for transmission and distribution facilities for electric and natural gas utilities.

Our near term focus is on the Rocky Mountain markets for energy infrastructure.  We believe our service offering is well aligned for these markets and that we can generate more attractive risk adjusted returns.  With over 40 years of experience in the regional energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration and production companies, refining companies, and electric utilities as well as government entities.

Services

We provide individual engineering, procurement and construction, or fully integrated EPC, expertise (including systems, equipment and personnel) to design; fabricate engineered structures, process modules and facilities; and build oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities.

Our focus and execution will be channeled towards upstream infrastructure projects, which we plan on integrating into our current construction services division encompassing pipeline systems, compressor and pump stations, as well as fabrication and ongoing maintenance services, to major upstream customers.  In addition to our core upstream infrastructure construction and maintenance competencies, we have developed a wide range of specialty services that allow us to maximize our resource utilization by providing solutions to difficult problems for our clients.

Pipeline Construction

Pipeline construction for both liquids and gas is capital intensive.  We perform construction of smaller diameter pipelines, including gathering lines, utilizing dedicated resources appropriately structured to meet the unique cost and execution needs of our customers.

Fabrication

Fabrication services can be a more efficient means of delivering engineered, process or production equipment with improved schedule certainty and quality.  We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips.  We currently operate one fabrication facility in Gillette, WY, allowing us the opportunity to provide process modules and other fabricated assemblies to regionally located oil plays, notably the Bakken and Niobrara shales.

The Company was recently issued the ASME “R” Stamp certifications Stamp certifications (“Certifications”).  The “R” symbol stamp is for Metallic Repairs and / or Alterations of boilers, pressure vessels, and other pressure-retaining items. (“Certifications”).  The Certifications allow us to design, fabricate, construct and repair certain structures.  These achievements exemplify our ongoing commitment to expanding our capabilities and to providing the U.S. power industry with another domestic source of certain nuclear plant components, construction and repair.

Facilities Construction

Companies in the hydrocarbon value chain require various facilities in the course of producing, processing, storing and moving oil, gas, refined products and chemicals.  We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations.  The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in areas where the importation process is difficult.

Downstream Oil & Gas

We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of major integrated oil companies, independent refineries, product terminals, and petrochemical companies.    We provide these services in the Rocky Mountain region; however, our experience includes national projects.  Our services include:

•

construction, maintenance and turnaround services for downstream facilities;

•

manufacturing services for process heaters, heater coils, allow piping, specialty components and other equipment for installation in oil refineries;

•

heater services, including design, manufacture and installation of fired heaters in refining and process plans; and

•

tank services for construction, maintenance or repair of petroleum storage tanks, typically located at pipeline terminals and refineries.

Construction, Maintenance and Turnaround Services

When performing a construction and maintenance project, detailed planning and execution is imperative in order to minimize the length of the outage, which can cost owners millions of dollars in downtime.  Our record in providing a construction- driven approach with attention to planning, scheduling and safety places us at the forefront of the qualified bidders in the Rocky Mountain region.  These services include refractory services, furnace re-tube and revamp projects, stainless and allow welding services and heavy rigging and equipment setting.  The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects.

Manufacturing Services

We have a manufacturing facility with specialty welding and plate cutting and rolling capabilities located in Gillette, WY., with easy access to truck and rail.  Specialty equipment that can be fabricated includes FCC components, reactors and regenerators, refractory, process heater coils and components, and process piping spools.

Heater Services

We can perform engineering studies; process, mechanical, structural and instrumentation and electrical design; fabrication and manufacture; and installation and erection of fired heaters in a one-stop shop.  We also specialize in modifications to existing fired heaters for expanded service or process improvement.

Our Vision for Energy Construction Services

We believe that long-term fundamentals in the energy industry support increasing demand for our services and substantiate our vision for Miller Fabrication, LLC to be a diversified, regional provider of professional engineering, construction and maintenance solutions addressing the entire asset lifecycle of regional energy infrastructure.

To accomplish this, we are actively working towards achieving the following objectives:

•

Increasing professional services capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work;

•

Positioning Miller Fabrication as a service provider and employer of choice;

•

Developing long-term client partnerships and alliances by exceeding performance expectations and focusing team driven sales efforts on key clients; and

•

Establishing industry best practices, particularly for safety and performance.

Competition

Our Company competes with local and regional contractors in the Energy Construction Services segment.  Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide.  Contracts are generally awarded based on price, reputation for quality, customer satisfaction, safety record and programs, and schedule.  We believe that our turnkey capabilities, expertise, experience and reputation for providing safe, timely, and quality services allow us to compete effectively in the markets that we serve.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract that we consider firm.  The following contract types are considered firm:

•

fixed-price arrangements;

•

minimum customer commitments on cost plus arrangements; and

•

certain time and material contracts in which the estimated contract value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

Seasonality

Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower.  As a result, quarterly operating results in the can fluctuate materially.  The Energy Construction Services segment typically has a lower level of operating activity during the winter months and early in the calendar year because many of our customers’ capital budgets have been spent and new capital budgets have not been finalized.  Our business can also be affected by seasonal weather conditions including snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities.

Raw Material Sources and Availability

Steel plate and steel pipe are the primary raw materials used by the Company.  Supplies of these materials are available throughout the United States and globally form numerous sources.  We anticipate that adequate amounts of these materials will be available in the foreseeable future, however, the price, quantity, and the delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, and other market conditions.

Natural Gas Production

Overview

General

The Company is engaged in the operation and production of 653 methane wells located in the Powder River Basin near Gillette, WY.  The company’s business strategy focuses on revenue from production and operation of owned wells, including rework or existing wells designed to increased production.  The Company’s ability to manage production costs and increase revenues on a per well basis provides a formula for continued operational success and distinguishes us from our competitors.

Powder River Basin

The Powder River Basin is located in northeastern Wyoming and southeastern Montana and covers an area of approximately 25,800 square miles, of which approximately 75% is in Wyoming.  Fifty percent of the Powder River Basin is believed to have the potential for coalbed methane (“CBM”) production.

Key Statistics

•

Estimated proved reserves as of December 31, 2011 – 8,977,236 Gross MCF (6,303,414 Net MCF)

•

Producing wells – We had interests in 653 gross (1,271 net) producing wells as of December 31, 2011, and we serve as operator in 653 gross wells

•

2011 net production – 5,587,741 MCF

•

Acreage – We held 155,000 net acres as of December 31, 2011

•

Capital Expenditures – In 2011, our capital expenditures for the Powder River Basin – CBM was $797,414

•

As of December 31, 2011, we were not in the process of drilling or completing any CBM wells within the Powder River Basin

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

Coal Bed Methane Industry

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

Company Projects

Dry Fork

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

Grams and Mills Gillette Field

In October 2010, the Company acquired a total of 57 shut-in wells in the Grams and Mills Gillette fields, with an additional 10 drilling locations permitted, and another four locations in the permitting process.  Seven wells have been recompleted and re-enhanced with an additional seven more wells scheduled in the near future.

The Pennaco North and South Fairway Acquisition

On November 19, 2010 the Company secured approximately 155,000 net acres of leasehold from Pennaco Energy, a subsidiary of Marathon Oil (the “Marathon Assets”).  The Marathon Assets have approximate 97% Working Interest (“WI”) with a Net Revenue Interest (“NRI”) of approximately 80%.  The Company assumed operational control on December 1, 2010 and has been successful in activating several of the 1,100+ idle wells acquired with the property.

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

The natural gas reserves are an estimation of accumulations of natural gas that cannot be measured exactly.  The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment.  Accordingly, reserves may vary from the quantities of oil and natural gas that are ultimately recovered.  See “Item 1A. Risk Factors.”

The following table presents our estimated net proved natural gas reserves and the present value of our estimated proved reserves at December 31, 2011 based on reserve report prepared by outside independent third party petroleum engineers.  All of our proved reserves included in our reserve report are located in North American.  Netherland, Sewell & Associates, Inc. (“NSAI”) prepared our reserves estimates as of December 31, 2011.

	Gas Reserves		Future Net Revenues ($)
	Gross	Net		Present Worth
Category	MCF	MCF	Total	at 10%

Proved Developed Producing	5,197,973	3,591,729	3,427,500	3,174,800
Proved Developed Non-Producing	3,779,263	2,711,685	2,923,100	2,047,800
Proved Undeveloped	-	-	-	-

Total Proved	8,977,236	6,303,414	6,350,600	5,222,600

Probable Developed	32,563,432	16,971,695	21,267,200	14,050,100
Probable UnDeveloped	37,883,932	21,184,109	13,583,000	3,345,800
Total Probable	70,447,364	38,155,804	34,850,200	17,395,900

Possible Developed	27,422,392	6,813,852	10,743,700	6,839,200
Possible Undeveloped	65,738,370	42,238,275	42,190,700	18,119,600
Total Possible	93,160,762	49,052,127	52,934,400	24,958,800

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

For the purposes of their report, NSAI did not perform any field inspection of the properties, nor did NSAI examine the mechanical operation or condition of the wells and facilities.  NSAI has not investigated possible environmental liability related to the properties; therefore, the estimates do not include any costs due to such possible liability.  Also, the estimates do not include any salvage value for the lease and well equipment or the cost of abandoning the properties.

Gas prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the- month price for each month in the period January through December 2011.  The average CIG Rocky Mountains spot price of $3.927 per MMBTU is adjusted by area for energy content and transportation fees.  All prices are held constant throughout the lives of the properties.  For the proved reserves, the average adjusted gas price weighted by production over the remaining lives of the properties is $3.321 per MCF.

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

For the purposes of their report, NSAI used technical and economic data including, but not limited to, geologic maps, well test data, production data, historical price and cost information, and property ownership interests.  The reserves have been estimated using deterministic methods; these estimates have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards).  NSAI used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy, that NSAI considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and guidelines.

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

F-002699. Within NSAI, the technical person primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein is Diana Ball.  Ms. Ball has been practicing consulting petroleum engineering at NSAI since 1997.  She has an MBA with Finance concentration from University of St. Thomas, Houston, 1985; BS in Petroleum Engineering, University of Tulsa, 1980.  Ms. Ball joined NSAI in 1997.  She has extensive CBM experience including multiple domestic projects in the Black Warrior, San Juan, Raton, Uinta, and Powder River Basins.

The NSAI process of estimating our wells and reserves are intended to determine the net proved reserves estimate and future net revenue (discounted 10%).  The process includes the following:

•

The NSAI engineer performs an independent decline curve analysis on proved producing wells based on production and pressure data.  This data is provided to NSAI by us as well as other companies operating in the Powder River Basin;

•

The NSAI engineer may verify the production data with the public data;

•

The NSAI engineer uses his or her individual interpretation of the information and knowledge of the reservoir and area to make an independent analysis of proved producing reserves;

•

The NSAI technical staff will prepare independent maps and volumetric analyses on our properties and offsetting properties. They review our geologic maps, log data, core data, pertinent pressure data, test information and pertinent technical analyses, as well as data from offsetting producers;

•

The NSAI engineer will estimate the hydrocarbon recovery of the remaining gas-in-place based upon his/her knowledge and experience; and

•

The NSAI engineer confirms the oil and gas prices used for the SEC reserves estimate.

The reserves audit letter provided by NSAI states that "the estimates in this report have been prepared in accordance with the definitions and guidelines of the U.S. Securities and Exchange Commission (SEC) and conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas, except that per-well overhead expenses are excluded for operated properties and future income taxes are excluded for all properties.”

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

Oil and Gas Operations

Natural Gas Marketing

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

Regulation and Insurance

Public Policy and Government Regulation of Oil and Gas Industry

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

Environmental Matters and Regulation

Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations:

•

require the acquisition of various permits before drilling commences;

•

require the installation of expensive pollution control equipment;

•

restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•

limit or prohibit drilling activities on lands lying within environmentally sensitive areas, wilderness, wetlands and other protected areas;

•

require measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•

impose substantial liabilities for pollution resulting from our operations;

•

with respect to operations affecting federal lands or leases, require time consuming environmental analysis with uncertain outcomes; and

•

exposure to litigation by environmental and other special interest groups.

We believe that we are in compliance with and have complied, with all applicable environmental laws and regulations.  We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements.  We consider these a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with governmental regulations.

Natural Gas Sales and Transportation

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

Water Discharges

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

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes.  The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes have occurred, private parties or landowners may bring lawsuits against the Company and could possibly delay the development of natural gas projects.

Insurance

The Company maintains insurance coverage for various aspects of its operations.  However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship.  The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.

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

Facilities and Employees

Offices

On July 1, 2011, we moved our primary office from 3601 Southern Drive, Gillette, Wyoming 82718, formerly the Marathon office location, to 1200 East Lincoln, Gillette, Wyoming, 82716, which includes our fabrication facility as well as our general corporate office.  We have three additional smaller locations in Big Piney, WY and Douglas, WY.  We believe that these facilities are adequate for our current operations.

Employees

As of April 11, 2012, we had 170 full time equivalent employees located in Gillette, WY, Big Piney, WY, Douglas, WY, Marland, OK, and Sidney, MT.  We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed.  None of our employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that our relations with our employees are good.

Item 1A. Risk Factors

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

Risks Related to Company

Recent Change in Business Focus to Construction.

In 2011 we changed the focus of our business and operations to the construction components of the gas business through the acquisition of Miller Construction.  Because this is a relatively new business for us, we may experience risks related to integration and commencement of this business as we develop systems, personnel and growth in the construction components of our business.

Acquisitions by the Company may have undisclosed liabilities and the Company may be unable to integrate these businesses successfully.

In connection with any acquisition made by the Company (including without limitation the Marathon Acquisition and Miller Fabrication LLC, described elsewhere in this report), there may be liabilities that the Company fails to discover, or is unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners and for which the Company, as successor owner, may be responsible.  These liabilities could have an adverse impact on the Company’s financial condition, results of operations or liquidity.  The Company often attempts to minimize the Company’s exposure to such liabilities by acquiring only specified assets, by obtaining indemnification from each seller of the acquired companies or by deferring payment of a portion of the purchase price as security for the indemnification.  However, the Company cannot assure you that the we will be successful in obtaining such indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from the Company’s acquisitions.  Similarly, the Company incurs capitalized costs associated with acquisitions, which if never consummated would result in a charge to earnings.

Further, the Company cannot assure you that the Company will be able to successfully integrate any acquisitions that the Company pursues or that such acquisitions will perform as planned or prove to be beneficial to the Company’s operations and cash flow.  Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of the Company’s management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers.  The consolidation of the Company’s operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to the Company’s management, particularly if several acquisitions occur at the same time.  The Company’s failure to successfully integrate businesses the Company acquires could have an adverse effect on the Company’s liquidity, financial condition and results of operations.

Risks Related to Energy Construction Services

Our business is highly dependent upon the level of capital expenditures by oil and gas, refinery, petrochemical and electric power companies on infrastructure.

Our revenue and cash flow are primarily dependent upon major engineering and construction projects.  The availability of these types of projects is dependent upon the economic condition of oil and gas, refinery, petrochemical and electric power industries, and specifically, the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies on infrastructure.  Our failure to obtain projects, the delay in awards of major projects, the cancellation of projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow.  Numerous factors beyond our control influence the level of capital expenditures of these companies, including:

•

current and projected oil, gas and electric power prices;

•

the demand for gasoline and electricity;

•

the abilities of oil and gas, refinery, petrochemical and electric power companies to generate, access and deploy capital;

•

exploration, production and transportation costs;

•

the discovery rate and location of new oil and gas reserves;

•

the sale and expiration dates of oil and gas leases and concessions;

•

regulatory restraints on the rates that electric power companies may charge their customers;

•

technological advances.

Cyclicality of construction industry—The construction industry is cyclical, and a continued significant downturn in the construction industry could further decrease our revenues and profits and adversely affect our financial condition.

Because our focus is on infrastructure construction and building for the gas business, our sales and earnings are strongly influenced by construction activity, which historically has been cyclical. Construction activity can decline because of many factors we cannot control, such as:

• weakness in the general economy;

• a decrease in government spending at the federal and state levels;

• interest rate increases; and

• changes in banking and tax laws.

The Company may not be able to economically find and develop new economic reserves.

The Company’s profitability depends not only on prevailing prices for natural gas, but also its ability to find, develop and acquire gas reserves that are economically recoverable.  Producing natural gas reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics.  Because of the high-rate production decline profile of several of the Company’s producing areas, substantial capital expenditures are required to find, develop and acquire gas reserves to replace those depleted by production.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

We cannot guarantee that the revenue project in our backlog will be realized or profitable.  Projects may remain in our backlog for an extended period of time.  In addition, project cancellations, terminations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn.

Our use of fixed price contracts could adversely affect our operating results.

A portion of our revenues is currently generated by fixed price contracts.  Under a fixed price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria.  Of our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss.  The revenue, cost and gross profit realized on a fixed price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract.  If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects.  Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year.  In general, turnkey contracts to be performed on a fixed price basis involve an increase risk of significant variations.  This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

Our operations are subject to a number of operational risks.

Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and construction and turnaround maintenance services to refiners and petrochemical facilities.  The operations involve a high degree of operational risk.  Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, sever damage to and destruction of property, equipment and the environment, and suspension of operations.  The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject.  An enforceable claim for which we are not fully insured could have a material adverse effect on our financial condition and results of operations.  Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable.

Unsatisfactory safety performance may subject us to penalties, can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Workplace safety is important to us, our employees, and our customers.  As a result, we maintain comprehensive safety programs and training to all applicable employees throughout our organization.  While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing these services.  Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction or property, plant and equipment, and environmental damage.  We are focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level.

Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced minor accidents, in the past and may experience additional accidents in the future.  Serious accidents may subject us to penalties, civil litigation or criminal prosecution.  Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows.

We may become liable for the obligations of our joint ventures and our subcontractors.

Some of the projects are performed through joint ventures with other parties.  In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture, we also have potential liability for the work performed by the joint venture itself.  In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the joint ventures to perform or complete work in accordance with contract specifications.

Natural gas prices are volatile and a decline in natural gas prices can significantly affect our financial results and impede our growth.

Historically natural gas prices have been volatile and will likely continue to be volatile in the future.  U.S. natural gas prices in particular are significantly influenced by weather and many other factors.  While we have recently changed our focus to the construction component of the gas business, we remain significantly impacted by volatility in gas pricing.  Any significant or extended decline in commodity prices would impact the Company’s future financial condition, revenue, operating result, cash flow, return on invested capital, and rate of growth.  The Company cannot predict the future price of natural gas because of factors beyond its control, including but not limited to:

•

changes in domestic and foreign supply of natural gas;

•

changes in local, regional, national and global demand for natural gas;

•

regional price differences resulting from available pipeline transportation capacity or local demand;

•

the level of imports of, and the price of, foreign natural gas;

•

domestic and global economic conditions;

•

domestic political developments;

•

weather conditions;

•

domestic and foreign government regulations and taxes;

•

technological advances affecting energy consumption and energy supply;

•

political instability or armed conflict in natural gas producing regions;

•

conservation efforts;

•

the price, availability and acceptance of other fuel sources and alternative fuels;

•

storage levels of natural gas;

•

the quality of gas produced; and

•

the development and supply of more competitive natural gas sources.

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

Both construction and drilling are high-risk activities.  Operating risks include: fire, explosions and blow-outs; equipment failures or improper use; toxic materials; welding; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination).  The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; or attorney’s fees and other expenses incurred in the prosecution or defense of litigation.

There are also inherent operating risks and hazards in the Company’s gas and oil production, gas gathering, processing, transportation and distribution operations that could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses.  The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the level of damages resulting from these risks.  Certain segments of the Company’s pipelines run through such areas.  In spite of the Company’s precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance.

As is customary in our industry, the Company maintains insurance against some, but not all, of these potential risks and losses.  The Company cannot assure that insurance will continue to be available on acceptable terms or will be adequate to cover these losses or liabilities.  Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company’s financial condition and operations.

Disruption of, capacity constraints in, or proximity to pipeline systems could impact results of operation.

The Company transports gas to market by utilizing pipelines principally owned by third parties, and to a limited degree, the Company.  If pipelines do not exist near producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, gas sales could be reduced or shut in, reducing profitability.

The recent U.S. and global economic recession could have a material adverse effect on the Company’s business and operations.

Any or all of the following may occur as a result if the recent crisis in the global financial and securities markets returns:

•

The Company may be unable to obtain additional debt or equity financing, which would require the Company to limit the Company’s capital expenditures and other spending. This would lead to lower growth in the Company’s production and reserves than if the Company were able to spend more than the Company’s cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads; and

•

The economic slowdown has led and could continue to lead to lower demand for oil and natural gas by individuals and industries, which in turn has may result in lower prices for the oil and natural gas sold by the Company, lower revenues and possibly losses.

All of the Company’s producing properties are located in the Basin, making the Company vulnerable to risks associated with operating in one major geographic area.

The Company’s operations have been focused on the Basin, which means the Company’s current producing properties and new drilling opportunities are geographically concentrated in that area. Because the Company’s operations are not as diversified geographically as many of the Company’s competitors, the success of the Company’s operations and the Company’s profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.

Seasonal weather conditions and lease stipulations adversely affect the Company’s ability to conduct construction and drilling activities in some of the areas where the Company operates.

Oil and natural gas operations in the Basin are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits the Company’s ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay the Company’s operations and materially increase the Company’s operating and capital costs.

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

One of the Company’s growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, the Company’s reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, the Company will focus our review efforts on the higher value properties and will sample the remaining properties for reserve potential. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the Company often assumes certain environmental and other risks and liabilities in connection with acquired properties.

Competition in the natural gas industry is intense, which may adversely affect the Company’s ability to succeed.

The natural gas industry is intensely competitive, and the Company competes with other companies that have greater resources.  Many of these companies not only explore for and produce oil and natural gas and/or undertake substantial construction activities, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.  These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit.  These companies may also be able to complete construction projects at reduced cost with a lower overall cost structure than we are able to do.  In addition, these companies may have a greater ability to continue development activities during periods of low oil and natural gas market prices.  The Company’s larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than the Company can, which would adversely affect the Company’s competitive position

Hedging production may result in losses or a reduction of profits.

From time to time, the Company may enter into hedging arrangements on a portion of its natural gas and oil production to reduce its exposure to declines in the prices of natural gas and oil.  The value of these arrangements can be volatile and can materially affect the Company’s future reported financial results.  Hedging arrangements also expose the Company to risk of significant financial loss in some circumstances including the following:

•

There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;

•

Production is less than expected; and

•

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

Risk Factors Concerning Investment in the Company:

In the last two fiscal years, we incurred significant net losses and negative cash flows from operations, and our ability to finance future losses is limited and may significantly affect existing stockholders.

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2011 and 2010 includes an explanatory paragraph relating to significant doubt and uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of approximately $63,300,000 as of December 31, 2011 and we generated losses of approximately $57,500,000 for the year then ended.

The table below summarizes our consolidated results of operations and cash flows for the prior two fiscal years:

	December 31,
	2011	2010
Net income (loss)	$ (57,480,023)	$ (5,483,487)

Net cash flows from:
Operating activities	1,762,326	(1,247,160)
Investing activities	(3,987,714)	(8,531,463)
Financing activities	2,451,580	9,942,020
Net increase in cash and cash equivalents	$ 226,192	$ 208,823

Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure.  To sustain profitability, we must continue to increase recurring revenue through our construction and services units or through other means.  We will continue to monitor our cost structure and expect to operate within our generated revenue and cash balances.

There is only a limited public market for shares of the Company’s common stock, and if an active market does not develop, investors may have difficulty selling their shares and be subject to price volatility.

There is a limited public market for shares of the Company’s common stock.  The Company cannot predict the extent to which investor interest will lead to the development of an active trading market or how liquid that trading market might become.  If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of the Company’s common stock at a price that is attractive.  As a result, an investment in the Company’s common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when desired.  In addition, the limited volume may cause volatility in the market price of the Company’s common stock.

As a result of our reverse merger, High Plains Gas, LLC and Miller Fabrication, LLC became subsidiaries of a company that is subject to the reporting requirements of federal securities laws, which is expensive and diverts resources from other projects, thus impairing our ability to grow.

As a result of the reverse merger, High Plains Gas, LLC and Miller Fabrication are subsidiaries of a public reporting company (High Plains Gas, Inc) and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held and did not consummate the reverse merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent registered public accountant certifications required by such Act, which may preclude us from keeping our filings with the SEC current.  Non-current reporting companies are subject to various restrictions and penalties.

Management’s Evaluation of Disclosure Controls and Controls over Financial Reporting have disclosed a Material Weakness in our Internal Controls

As a result of its annual assessment, management has determined there are material weaknesses in our internal controls in the Company did not have adequate procedures to completely and accurately document the elements of certain debt and equity transactions which were effected during the year by its prior management team.  While plans for remediation of the material weaknesses are underway, there can be no guarantee that these measures will be effective; hence, there is a risk of material misstatement to our financial statements.

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

There are risks associated with High Plains Gas, LLC becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-reverse merger company.

The Company’s common stock may be deemed to be “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The sale price of the Company’s common stock has been reported to date below $5.00 per share.  As such, the Company’s common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to exceptions with which we may or may not comply.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors, and may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them.  This could cause the stock price to decline.

Future sales by the Company’s stockholders may adversely affect the Company’s stock price and the Company’s ability to raise funds in new stock offerings.

Sales of the Company’s common stock in the public market could lower the market price of the Company’s common stock.  Sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company’s management deems acceptable or at all.

The Company’s board of directors may authorize the issuance of additional shares that may cause dilution.

The Company’s articles of incorporation permit the Company’s board of directors, without shareholder approval, to authorize the issuance of additional common stock in connection with future equity offerings, acquisitions of securities or other assets of companies.

The issuance of additional shares of the Company’s common stock could be dilutive to shareholders if they do not invest in future offerings.  Moreover, to the extent that the Company issues options or warrants to purchase the Company’s common stock in the future and those options or warrants are exercised or the Company issues restricted stock, shareholders may experience further dilution.  Holders of shares of the Company’s common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and investors in this offering may not be permitted to invest in future issuances of the Company’s common stock.

The Company has authorized but unissued preferred stock, which could affect rights of holders of the Company’s common stock.

The Company’s articles of incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.  In addition, the preferred stock could be issued as a method of discouraging a takeover attempt.

The Company does not expect to pay dividends on the Company’s common stock.

The Company does not expect to pay any cash dividends with respect to the Company’s common stock in the foreseeable future.  The Company intends to retain any earnings for use in the Company’s business.

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

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•

refinancing or restructuring our debt;

•

selling assets;

•

reducing or delaying capital investments; or

•

seeking to raise additional capital.

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

•

increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to fund future capital expenditures and working capital to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;

•

limit or flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

impair our ability to obtain additional financing in the future; and

•

place us at a competitive disadvantage compared to our competitors that have less debt.

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

Other Risks

The Company relies on key executive officers and board members and their knowledge of the Company’s business and technical expertise would be difficult to replace.

The Company is dependent on the Company’s Board, executive officers and management team.  The Company does not have “key person” life insurance policies for any of the Company’s officers.  The loss of the technical knowledge and management and industry expertise of any of the Company’s key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect the Company’s operating results.

If the Company is unable to hire additional qualified personnel, the Company’s business may be unable to grow.

The Company will need to hire significant numbers of additional qualified personnel to operate the Company’s operations.  The Company’s success will depend to a significant degree on the quality and integrity of the Company’s work force.  The Company competes for qualified individuals with numerous companies, and the Company cannot be certain that the Company’s search for adequate numbers of qualified personnel will be successful.

The Company’s future capital needs are uncertain.

The Company expects to incur substantial expenses for development, marketing, expansion of construction services and administrative overhead and the Company believes the growth of the Company’s operations will require substantial additional capital.  The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time.  If revenues do not increase as rapidly as anticipated, the Company may be required to seek additional financing.

The Company may use the Company’s stock to finance acquisitions.

As a key component of the Company’s growth strategy, the Company may acquire additional leaseholds, facilities, companies, and other assets.  The Company utilized stock as a finance vehicle for the acquisition of both the Marathon Assets and Miller Fabrication, LLC.  When possible, the Company may try to use the Company’s stock as an acquisition currency in order to conserve the Company’s available cash resources for operational needs.  Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect the Company’s reported operating results.

Any future acquisitions will involve numerous business and financial risks, including:

•

Difficulties in integrating new operations, technologies, products and staff;

•

Diversion of management attention from other business concerns; and

•

Cost and availability of acquisition financing.

The Company will need to be able to successfully integrate any businesses the Company may acquire in the future, and the failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

On July 1, 2011, we moved our primary office from 3601 Southern Drive, Gillette, Wyoming 82718, formerly the Marathon office location, to 1200 East Lincoln, Gillette, Wyoming, 82716.  We have three additional smaller locations in Big Piney, WY and Douglas, WY.  We believe that these facilities are adequate for our current operations.

Item 3.  Legal Proceedings

On approximately June 27th, 2011, High Plains Gas, Inc. relocated its corporate offices and warehousing facility from 3601 Southern Drive in Gillette, Wyoming to offices and warehouse facilities located at 1200 East Lincoln St., Gillette, Wyoming.  The Company and the Landlord of the Southern Drive properties failed to agree upon lease terms for the previous office and warehouse location. The Company chose to relocate rather than obligate themselves to major repairs costs that were needed on the building and premises.  Subsequent to the Company moving, the Landlord, Hunt Club Investment Group, LLC a Michigan limited liability company (“Hunt Club”) filed a lawsuit on July 20th, 2011 in District Court in Campbell County, Wyoming.  Hunt Club alleged that a lease agreement was reached between the parties and that future rents in the amount of $20,000 per month for a three year period was agreed upon.  Hunt Club sought the principal remaining balance of $640,000 plus interest and attorney’s fees and costs in the lawsuit.  A trial date had been set for February 2013.  In March 2012, the Company and Hunt Club reached a settlement agreement thus terminating the lawsuit.

From time to time, the Company may be named in claims arising in the ordinary course of business.  Currently, no material legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.  Although we are not party to any material litigation aside from that disclosed above, we may acquire properties with or become a party to legal actions and proceedings from time to time.  We may be unable to estimate legal expenses or losses we may incur, or damages we may recover in these actions, if any, and have not accrued potential gains or losses in our financial statements.  Expenses in connection with these actions are recorded as they are incurred.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity.

The Company’s common stock is quoted in United States markets on the over the counter bulletin board under the symbol “HPGS”.  There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The market for the Company’s common stock is limited, and can be volatile.  The following table sets forth the high and low closing prices relating to the Company’s common stock on a quarterly basis for the periods indicated as quoted by the over the counter bulletin board stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  The numbers also reflect the forward 2 for 1 stock dividend effective December 15, 2010.

Quarter Ended	High	Low

March 31, 2010	$0.005	$0.002
June 30, 2010	$0.001	$0.003
September 30, 2010	$0.014	$0.001
December 31, 2010	$1.15	$0.25

March 31, 2011	$1.40	$0.99
June 30, 2011	$1.40	$0.75
September 30, 2011	$0.80	$0.04
December 31, 2011	$0.25	$0.05

Holders.  As March 23, 2012, the Company had 153 shareholders of record of certificates in physical form, which does not include shareholders whose shares are held in street or nominee names.

As of March 23, 2012, the Company had 500,000,000 shares of common stock authorized with approximately 283,314,501 shares issued and outstanding and 20,000,000 shares of preferred stock authorized with 810.971 shares issued and outstanding.

Penny Stock Regulations.  The Company’s common stock is quoted in United States markets by the Pink Sheets under the symbol “HPGS.”  The sale price of the Company’s common stock has consistently been reported below $5.00 per share.  As such, our common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  As long as the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors

Dividends.  Other than a 2 for 1 forward stock dividend effectively December 15, 2010, the Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future.  The Company currently intends to use all profits to further the growth and development of the Company.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of December 31, 2011, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	20,840,000	$0.05	4,160,000
Total	20,840,000	$0.05	4,160,000

The foregoing equity compensation plan information relates to the stock options granted under the 2011 Employee and Consultant Stock Option Plan Equity (the “Plan”).  On March 11, 2011, the Board of Directors of the Company approved the Plan which authorized the grant of options to employees and consultants to purchase up to 12,000,000 shares of the Company’s common stock.  On October 4, 2011, the Board of Directors of the Company authorized an amendment to the plan in which the allocation of common shares increased from 12,000,000 to 25,000,000.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

Item 6. Selected Financial Data (1)(2)

	December 31,	December 31,
	2011	2010
Statement of Operations Summary:
Total revenues	$17,151,634	$2,611,969
Net income (loss)	($57,500,596)	($5,483,487)
Net income (loss) per share:
Basic	($0.30)	($0.04)
Assuming dilution	N/A	N/A
Weighted average number of common shares
outstanding:
Basic	194,701,431	132,963,461
Assuming dilution	N/A	N/A

Year-end Balance Sheet Summary:
Cash and cash equivalents	$435,015	$208,823
Total assets	31,597,794	47,999,948
Total long-term obligations	12,734,725	15,972,728
Total shareholders' equity	(9,005,453)	19,596,212

(1)

This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.  All amounts in these notes are rounded to thousands.

(2)

The Company changed its fiscal year end from March 31 to December 31 as a result of the 2010 reverse merger.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. See “Cautionary Notice Concerning Forward-Looking Statements”.

Business Overview

High Plains Gas Inc., (“High Plains Gas”) is a provider of goods and services to regional end markets serving the energy industry.  We produce natural gas in the Powder River Basin located in Northeast Wyoming.  We provide construction and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our very important strategic shift to expand into the energy construction and maintenance services through growth of our existing operations.

We have two reportable segments, the energy construction services division and the natural gas segment.

Energy Construction Services

The Energy Construction Services segment is a leading provider of services to regional end markets serving the oil and gas, refinery, petrochemical and power industries.  Our services, which include engineering, procurement and construction, turnaround, maintenance and other specialty services are critical to the ongoing expansion and operation of energy infrastructure.  Within the regional energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore locations as well as downstream facilities, such as refineries.  We also provide specialty turnaround services, tank services, heater services, and construction services and fabricate specialty items for hydrocarbon processing units.  Our services include maintenance and small capital projects for transmission and distribution facilities for electric and natural gas utilities.

Natural Gas Production

The primary operations of our Natural Gas Production is seeking to profitably developing key existing natural gas production programs through existing fields.  Substantially all of this segment’s revenues are generated through the sale of natural gas at market prices and the settlement of commodity hedges.  Our management team has significant experience acquiring and developing E&P assets in the Rocky Mountains and has an extensive network of industry relationships in the region.  Through its solid foundation and experience, the Company intends to pursue expansion plans across this region.

Company Events

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

On July 28, 2010, the Company entered into an agreement to acquire High Plains Gas, LLC, a Wyoming limited liability company (“High Plains LLC”) (the “Reorganization Agreement).  On September 13, 2010 the Company amended its Articles of Incorporation to change its name to High Plains Gas, Inc. and increase its authorized common stock to 250,000,000 shares.  Effective October 29, 2010, the Company completed the acquisition of High Plains Gas, LLC, the entity for the Company’s business.  The symbol was changed on January 20, 2011 to “HPGS” to more accurately reflect the Company’s new name.   Under the Reorganization Agreement, shareholders and other parties representing what was Northern Explorations retained 13,000,000 shares (pre-dividend) of the Company’s common stock and designees of High Plains LLC were issued 52,000,000 shares (pre-dividend) of the Company’s common stock.

The reorganization has been accounted for as a reverse merger and under the accounting rules for a reverse merger, the historical financial statements and results of operations of High Plains Gas, LLC became those of the Company.

As of September 30, 2010, the Company entered into agreements with Current Energy Partners Corporation, a Delaware Corporation (“Current”) and its wholly owned subsidiary CEP M Purchase LLC (“CEP”). In accordance with the terms of the agreements, the Company initially purchased a Convertible Note from Current for the amount of $3,550,000 and also provided assistance with CEP’s bonding requirements.  The proceeds from the Convertible Note as well as approximately $6,000,000 in bank financing were used (described below) by Current through its subsidiary CEP to purchase a significant resource base and land position from Pennaco Energy, Inc. (“Pennaco”), a wholly owned subsidiary of Marathon Oil Company.  The assets consisted of Pennaco’s “North & South Fairway” assets located in the Basin.  These properties encompass approximately 155,000 net operated acres (the “Assets”).  The acquisition included the operational capacities including flow lines, transportation rights and production wells both active and idle. The transaction did not transfer deep oil rights, but focused upon mineral rights between the surface and depth above the base Tertiary Paleocene Fort Union Formation generally above 2,500 feet.  Under the original agreement, the Company was appointed to perform the operating duties with respect to the assets as specified in the underlying Purchase and Sale Agreement executed on July 21, 2010 by and among Current, CEP and Pennaco (the “Pennaco Agreement”).

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	2011	2010

Revenues:
Gas and oil revenue	$12,249,866	$2,464,552
Pipeline revenue	-	110,506
Service revenue	4,631,725	-
Other	270,043	36,911
Total Revenue	17,151,634	2,611,969

Costs and Expenses
Lease operating expense and production taxes	14,369,129	3,230,426
Cost of services	3,728,255	-
Other operating expenses	329,664	-
General and administrative expense	10,637,510	3,288,816
Depreciation, depletion and amortization	8,701,144	1,306,617
Amortization of bond commitment fees / financing fees	2,751,233	291,667
Accretion of asset retirement obligation	729,242	65,979
Realized commodity hedge gain	(628,870)	-
Loss on impairment of oil and gas prospects	18,869,133	-
Loss on abandonment of oil and gas prospects	4,127,758	-
Loss on impairment of intangible asset	254,210
Total Costs and Expenses	63,688,408	8,183,505

Operating (Loss)	(46,536,774)	(5,571,536)

Other Income (Expense)
Other income	123,985	481,302
Gain (loss) on valuation of equity securities	(2,645,108)	1,935,234
Unrealized commodity hedge gain / (loss)	2,786,142	(603,742)
Loss on extinguishment of debt	(8,332,082)	-
Interest (expense)	(2,876,186)	(1,724,745)
Total Other Income (Expense)	(10,943,249)	88,049

Net Income (Loss)	$(57,480,023)	$(5,483,487)

Revenue and Operating Trends in 2011

While there can be no assurance of success, our goal is to continue the expansion of the revenue related to our newly acquired energy construction and fabrication business during fiscal 2012.  To accomplish the expansion we may need to raise capital in 2012. Due to the unsettled state of the capital markets and volatility with our stock price, funds may not be available, or may not be available on favorable terms. If we are unable to raise the necessary capital, we may have to delay our plans for expansion. Revenue related to our natural gas operations continues to fall short of associated operating expenses. As discussed below, gas prices have continued to be volatile.

Industry Overview for the year ended December 31, 2011

The economic challenges over the past three years appear to be abating and we believe the long term uncertainty may be leveling off.

Energy Construction Services

The high levels of activity in the shale plays in North Dakota, Colorado and Wyoming are led by exploration and production companies and we believe a shift in our customer base is underway as more capital flows into field development, gathering systems and lateral line development.  We anticipate that this investment of capital may provide additional projects for our company for 2012.  We expect our customers to place more emphasis on local presence, integrated service delivery and flexible response to projects with short timelines and urgent completion dates.  We expect bidding for projects in 2012 to be highly competitive, but we also believe our pricing and value proposition will enable us to win work with appropriate risk-adjusted margins.

Natural Gas Production

Natural gas prices have historically been volatile.  Price volatility during 2011 and 2010 relates to economic concerns arising from the current global financial crisis and a resultant decline in demand for natural gas, an increase in production from shale gas, and a relatively mild winter in 2011/2012.  Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview in 2011

Our net loss for the year ended December 31, 2011 was $57,480,023.  For the fiscal year ended December 31, 2011 our revenues from our natural gas activities were not sufficient to cover the associated operating expenses.  Our entry into the construction and fabrication business effectively during the fourth quarter of 2011 yielded approximately $4.6 million in revenue while making a significant contribution to the gross margin.  We continue to incur substantial general and administrative and overhead charges which have resulted in an accumulated deficit through December 31, 2011 of $63,321,818.

Comparison of Result of Operations for the years ended December 31, 2011 and 2010

As the Company began operations on September 30, 2010, and the reported results for 2010 represent a partial year, the comparison of Results of Operations of the years ended December 31, 2011 and 2010, is not meaningful.  As such, the following discussion highlights the significant operating activities for the current year.

During the year ended December 31, 2011, oil and gas revenues increased to $12,249,866 from $2,464,552 for the prior year.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes increased to 5,648,548 Mcf for the year ended December 31, 2011 from 749,461 Mcf for the prior year.

During the year ended December 31, 2011, service revenue totaled $4,631,725 with no comparable activity in the prior year given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC.

During the year ended December 31, 2011, we incurred lease operating expense and production taxes of $14,369,129 as compared to $3,230,426 in the prior year period.

During the year ended December 31, 2011, cost of services totaled $3,728,255 with no comparable activity in the prior year given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC.

During the year ended December 31, 2011, general and administrative expense increased to $10,637,510 compared to $3,288,816 in the prior year period.  General and administrative expense for 2011 was composed primarily of salaries and wages of $2,515,113, consulting, legal and accounting of $3,152,553, office expenses of $1,202,612, insurance of $412,502, and additional expense related to the estimated Marathon settlement of $634,524.  Non-cash stock-based compensation totaled $1,203,916 in for the year ended December 31, 2011 compared to $1,052,683 in the prior year.

During the year ended December 31, 2011, Depreciation, Depletion and Amortization (“DD&A”) expense totaled $8,701,144 as compared to $1,306,617 during the prior year period.  Accretion expense related to the Company’s Asset Retirement Obligation was $729,242, as compared to $65,979 during the prior year period.

For the year ended December 31, 2011, our realized commodity derivative gain totaled $628,870 compared to $nil during the prior year period.  Our unrealized commodity derivative gain totaled $2,786,142 compared to a loss of $603,742 for the prior year.

In 2010, the fair value adjustment the securities received from Big Cat Energy Corporation was $1,935,234.  During 2011, the Company elected to impair the value of warrants and common stock and marked the value to $0.  The total decrease in value of $2,645,108 has been recognized as a loss on the valuation of marketable securities in the consolidated statement of operations for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company’s impairment, dry hole costs and abandonment expense totaled $23,071,101 compared to $nil for the prior year period

During the year ended December 31, 2011, the Company recorded a loss on extinguishment of debt of $8,332,082 compared to $nil during the prior year period.

During the year ended December 31, 2011, interest expense increased to $2,876,186 from $1,724,745 during the prior year period and amortization of fees increased to $2,751,233 from $291,667 during the prior year period.

For the year ended December 31, 2011, net (loss) increased by $51,996,536 from ($5,483,487) in 2010 to $57,480,023 in 2011

Recent Developments

On January 24, 2011, the Company’s Board of Directors amended the Company’s bylaws to provide for a five member Board of Directors and appointed Gary Davis, Cordell Fonnesbeck and Alan R. Smith as directors in addition to the already appointed directors, Mark D. Hettinger and Joseph Hettinger.

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

On February 24, 2011, the Company entered into an agreement with Fletcher International, Ltd. (“Fletcher”) pursuant to which it sold Fletcher warrants to purchase $5,000,000 in shares of the Company’s common stock for a purchase price of $1,000,000.  The exercise price for Common Stock to be purchased in the warrants issued to Fletcher is the lesser of (i) $1.25 and (ii) the average of the volume weighted average market price for all of the business days in the calendar month immediately preceding the date of the first notice of exercise of the Warrants, but in no event can the exercise price be less than $0.50.  The warrants include a cashless exercise provision.  The proceeds of the Fletcher warrants were utilized as a deposit for the Huber Purchase Agreement.

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

On June 29, 2011, the Company was party to a reorganization transaction of Current Energy Partners Corporations, whereby, Current Energy Corporation became a wholly-owned Subsidiary of High Plains Gas, Inc.  Concurrently, the promissory note between the parties of $1,500,000 was satisfied by the issuance of 2,639,384 shares of High Plains Gas, Inc. common stock.

On July 29, 2011, The Purchase Sale Agreement between the Company and J.M. Huber Corporation was terminated and all expenses related to the acquisition were expensed in the current reporting period, totaling $4,125,000.

On August 1, 2011, the Company formed HPG Services, LLC as a subsidiary of High Plains Gas, Inc. in order to engage in oil and gas field services.

On August 1, 2011, the Company entered into a non-binding term sheet with Ironridge Global for proposed future funding of up to $13.5 million.  Should proposed funding commence, the event will be expected to take place over the next several quarters.  The Company agreed to issue approximately 4,236,000 common shares in settlement of approximately $1,121,000 in accounts payable of the Company.  At no time did Ironridge and its affiliates collectively own more than 9.99% of the total number of outstanding common shares of the Company.

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

On September 30, 2011, the Company entered in to an agreement with Mark Hettinger, whereby, Mr. Hettinger agreed to convert $750,158 of notes payable and accrued interest into 750.158 Series A Convertible Preferred Stock.

September 30, 2011, the Company entered in to an agreement with Joe Hettinger, whereby, Mr. Hettinger agreed to convert $60,814 of notes payable into 60.814 shares of Series A Convertible Preferred Stock.

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

On October 11, 2011 the Company entered into a securities purchase agreement whereby the purchaser has agreed to acquire up to $5,000,000 of the Company’s common stock over the 36 month term of the agreement. Under the terms of the agreement the Company may request that the purchaser buy shares at 90% of the ten day VWAP as defined in the agreement prior to each sale. The maximum dollar amount of each purchase shall not exceed $250,000 and not be less than $5,000. The Company is under no obligation to draw on this facility and the likelihood of its utilization remains unknown.

On October 14, 2011 the Company entered into a purchase and sale agreement with Miller Fabrication, LLC (“Miller”), Douglas, a Wyoming-based facility construction company serving the energy industry. The acquisition of Miller Fabrication was completed on November 18, 2011 with and effective date of October 1, 2011.  As consideration for the acquisition of 100% of the members’ interest in Miller, the Company paid cash of approximately $0.9 million, issued notes payable totaling $6,000,000, and entered into employment agreements with the three principles of Miller.  In connection with the execution of these employment agreements, 60,000,000 options to purchase our common shares were issued, at an exercise price of $0.11 per share.

On November 2, 2011 the Company entered into an asset purchase agreement with BGM Buildings, LLC.  In consideration for the acquisition of certain assets and liabilities of BGM, the Company issued 2,000,000 shares of common stock and a note payable in the amount of $55,000 bearing interest at 0%.  The note was repaid in December 2011.

During the second quarter of 2011, the Company entered into Convertible Promissory Note agreements for which the Company received $560,000 at a 15% interest rate per annum and, at the maturity date, allowed for repayment in cash or via the issuance of shares of the Company’s common stock at a conversion price of $0.50 per share.  During the first quarter of 2012, the Company offered these note holders the option to reduce the conversion price of these notes to $0.0375 to $0.07 per share.  As such, certain lenders converted their notes into 10,883,865 share of common stock.

On March 9, 2012, the Company entered into a definitive Securities Purchase Agreement with an accredited investor to sell an $836,000 10.3% OID secured convertible note (the “Note”).  The Company received $750,000 in cash financing through the transaction which the Company intends to utilize for bonding commitments and expansion into North Dakota, Colorado, and Texas.  The Note bears interest at the rate of 6% beginning 180 days after closing, which is payable in cash or shares of common stock at the option of the Company.  The Note is due in 18 months, can be repaid by the Company at any time, and is convertible into common stock only after 180 days at a conversion price of $0.05.  In addition, the investor received a warrant to purchase 4,180,000 common shares of the Company, exercisable for a period of 5 years from the initial funding date..  The exercise price of the warrant will be $0.10 and will be subject to reset if the Company issues common shares at a price lower than the $0.05.  In the event no registration exists to allow for the sale of the warrants, the warrant will have cashless exercise rights.

On March 9, 2012, the Board of Directors approved the appointment of Siva Mohan to the Board of Directors.

On March 20, 2012, the Board of Directors of the Company authorized the issuance of 2,220,256 shares of common stock to certain investors as well as various consultants in exchange for services rendered.

On March 29, 2012, the Company agreed to amend the Convertible Promissory Note between the Company and the three principals of Miller Fabrication LLC.  The amendment reduced the conversion price from 70% of the average volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the closing but not less than $0.30 per share and not more than $2.00 per share to $0.05 for up to $2.7 MM of the original $6 MM in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, one principal exercised the amended conversion option whereby he converted $1.5 MM in principal into 30,000,000 shares of common stock, and a second principal converted $1.2 MM in principal into 24,000,000 shares of common stock.

While there are currently no unannounced agreements for the acquisition of any material business or assets, future acquisitions could have a material impact on our financial condition and results of operations by increasing our proved reserves, production, and revenues as well as expenses and future capital expenditures.  We currently anticipate that we would finance any future acquisitions with available borrowings under our credit facility, other indebtedness, and/or debt, equity or equity-linked securities.

Liquidity and Capital Resources

At December 31, 2011, we had a working capital deficit of $19,954,119 compared to $5,452,850 at December 31, 2010.

Our cash balance at December 31, 2011 was $435,015 as compared to $208,823 at December 31, 2010.  The change in our cash balance is summarized below:

Cash balance at December 31, 2010	$208,823
Sources of cash:
Cash provided by operating activities	1,762,326
Cash provided by financing activities	2,451,580
Total sources of cash including cash on hand	4,422,729

Uses of cash:
Cash used in investing activities	(3,987,714)
Total uses of cash	(3,987,714)

Cash balance at December 31, 2011	$435,015

Net cash provided by (used in) operating activities of $1,762,326 and ($1,247,160) for the years ended December 31, 2011 and 2010, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Through December 31, 2011, we have financed our business activities principally through issuances of common shares, convertible promissory notes, term debt, and lines of credit. These financings are summarized as follows:

	Years Ended
	December 31, 2011	December 31, 2010

Proceeds from related party notes payable	$892,261	$4,905,385
Repayment of related party notes payable	(707,859)	-
Proceeds from line of credit	124,500	661,148
Repayment of line of credit	(376,640)	(945,945)
Proceeds from term debt	2,210,000	2,700,000
Repayment of term debt	(1,865,365)	(531,813)
Member contributions	-	678,220
Redemption of members	-	(134,000)
Warrants issued for cash	1,113,128	-
Stock issued for cash, net of fees	2,055,015	2,680,100
Payment of financing fees	(778,509)	(71,075)
Payment of bond commitment fees	(214,951)	-
Net cash provided by (used in) financing activities	$2,451,580	$9,942,020

During the twelve months ended December 31, 2011, the Company issued 114,780,208 shares of its common stock for a combination of (i) cash proceeds (net of fees); (ii) in consideration for services rendered by employees, members of the Board of Directors, or external service providers; (iii) in consideration for potential or consummated acquisitions of certain businesses or assets and liabilities of certain businesses; and (iv) the issuance, extinguishment, or conversion of various liabilities.  See Note 11 for details regarding each category of share issuances.  As of December 31, 2011, the Company had outstanding debt obligations of $14,968,860.

The net proceeds of our equity and debt financings coupled with net cash provided by our operating activities of $1,762,326 in 2011 were primarily used to fund investing activities including the purchase and/or the deposit on the purchase of oil and gas properties, the acquisition of Miller Fabrication LLC, and purchase of equipment..

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures, growth strategy requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2012/2013 Capital” for a description of our expected capital expenditures for 2012/2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds to finance our activities.

As discussed in the “Outlook for 2012/2013 Capital”, we are forecasting capital expenditures of $2.0 million during 2012 for our energy construction services segment as well as additional capital expenditures that may be required to maintain current levels of production related to our natural gas operations.  We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2012 to fund ongoing operations and to follow through with plans for continued investments in the energy construction services business and the exploitation of our oil and gas properties. See Item 1A.- “Risk Factors — Risks Related to Our Business”.

Since our inception, we have produced natural gas in the Powder River Basin located in Northeast Wyoming.  Recently, we began providing construction and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our expansion into the construction and maintenance services through growth of our existing operations.  It is anticipated that these exploration activities combined with these services activities will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital.

However, if additional financing is not available, we may be compelled to reduce the scope of our business activities through reductions in general and administrative expenses or certain asset sales.

Outlook for 2012/2013 Capital

While it is difficult to quantify, depending on capital availability, we are forecasting significant capital expenditures  during the year 2012, allocated as follows:

•

Approximately $2,000,000 for purchases of equipment for our newly acquired construction and fabrication businesses.

•

Whatever capital expenditures might be required to maintain current levels of production related to our natural gas operations.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four.

We expect commodity prices to be volatile, reflecting the current supply and demand fundamentals for North American natural gas and world crude oil. Political and economic events around the world, which are difficult to predict will continue to influence both oil and gas prices, while we anticipate demand for our construction and fabrication business to remain strong and pricing of our services to remain constant.

Income Taxes

As of December 31, 2011, High Plains had net operating loss (NOL) carry forwards of approximately $40 million for federal income tax purposes which begin to expire in 2030.  If the Company were to experience a change in ownership as defined by Internal Revenue Code Section 382, the Company may be limited in its ability to fully utilize its net operating losses carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carry forwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2011, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

As of December 31, 2011 and 2010, we had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Impact of Inflation and Changing Prices

Over the past two years the average prices of natural gas have changed slightly. This has led to small fluctuations in revenues from gas operations. During 2011 the average unadjusted sale price per Mcf was $3.927 (CIG Rocky Mountain Spot) and during 2010 the average sales price per Mcf was $3.945.

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

Stock-Based Compensation.  Stock-based compensation and warrants are measured in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) at the grant date based on the value of the awards using the Black Scholes Option pricing model and are recognized on a straight-line basis over the requisite service period (usually the vesting period).  The Company estimates forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered.  A market condition is not considered to be a vesting condition with respect to compensation expense.  Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

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

Risk and Uncertainties

There are a number of risks that face participants in the U.S. and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” for a description of the principal risks faced by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included below in “Item 15.  Exhibits, Financial Statement Schedules”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2011, including the remedial actions discussed below, and we have concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective as discussed in greater detail below.  As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, certain significant deficiencies in internal control became evident to management that represent material weakness:

During 2011, the Company did not have adequate procedures to completely and accurately document the elements of certain debt and equity transactions which were effected during the year by its prior management team.  As a result of this material weakness, the Company’s current management needed to investigate several situations with regard to these debt and equity transactions, and the Company simply did not have enough individuals with financial reporting experience to adequately address the unexpected lack of documentation.  The combination of these two material weaknesses resulted in the cause for extending the filing of the Company’s December 31, 2011 Form 10K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The above material weakness could result in misstatements of accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to the aforementioned accounts and disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Changes in Internal Controls over Financial Reporting

Remediation of Previously Identified Material Weakness & Other Remediation Activities

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2010, the Company identified three material weaknesses:

i.

Lack of an Audit Committee;

ii.

Insufficient segregation of duties in our accounting functions and limited personnel; and

iii.

Absence of accounting personnel with sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principle matters.

In order to eliminate these material weaknesses and substantially enhance its internal controls over financial reporting, the Company enacted many changes in its internal controls over financial reporting during the last quarter of 2011, and prior to the filing of its December 31,2011 Form 10K.

i.

Lack of an Audit Committee:

The Company’s Board of Directors has adopted an Audit Committee Charter and appointed all three of its independent Directors as members of that Committee, and the Company’s Audit Committee has been involved in the review of and has approved the filing of the Company’s December 31, 2011 Form 10K.

ii.

Insufficient segregation of duties in our accounting functions and limited personnel:

The Company has substantially increased its accounting staff and appropriately segregated incompatible duties, so that those duties are now performed by separate individuals.  Accordingly, management now believes that there is proper separation of duties amongst its adequately staffed accounting department.

iii.

Absence of accounting personnel with sufficient technical accounting knowledge relating to accounting for complex U.S. generally accepted accounting principle matters:

During 2011, the Company brought in several individuals with significant technical accounting knowledge and experience in order to assist the Company with its recording of transactions properly in accordance with U.S. generally accepted accounting principles.  Based upon the work which these individuals have performed in the preparation and filing of the Company’s December 31, 2011 Form 10K, management now believes that it has accounting personnel with sufficient technical accounting knowledge to effectively record and report its transactions.

Plan for Remediation of Current Material Weakness

During 2012, when Management identified that the Company had a material weakness in its documentation of certain debt and equity transactions which had been effected by its prior management, immediate procedures were put into place to remediate this material weakness.  All debt and equity transactions must now be reviewed with the Company’s Chief Executive Officer who is responsible for making certain that any and all required documentation has taken place.  Additionally, the Chief Executive Officer will now review all significant debt and equity transactions with the Company’s Board and all of the related elements of those transactions will be adequately documented in the minutes of the Board meeting in which those transactions are discussed.

Item 9B. Other Information

Submission of Matters to a Vote of Security Holders

On June 29, 2011, the Company held its annual meeting of shareholders.  At the meeting, the following two issues were submitted to a vote:

Election of Directors

Mark D. Hettinger, Joseph Hettinger, Gary Davis, Cordell Fonnesbeck, and Alan R. Smith were nominated to be reelected as the directors of the Company.  Votes were as follows:

Director	Votes For:	Votes Withheld:
Mark D. Hettinger	133,507,610	3,952
Joseph Hettinger	133,507,560	4,002
Gary Davis	133,507,560	4,002
Cordell Fonnesbeck	133,507,560	4,002
Alan R. Smith	133,507,560	3,987

Ratification of Auditors

The shareholders voted for the ratification of Eide Bailly, LLP as the Company's independent registered public accounting firm.  Votes were as follows:

Votes For:

143,113,225

Votes Against:

2,610

Abstain:

101,396

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director and Executive Officer Summary

The following table sets forth the names, ages, and principal offices and positions of the Company’s current directors, executive officers, and persons the Company considers to be significant employees.  The Board of Directors elects the Company’s executive officers annually.  The Company’s directors serve one-year terms or until their successors are elected, qualified and accept their positions.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Other than Joseph Hettinger who is the son of Mark D. Hettinger, there are no family relationships or understandings between any of the directors and executive officers.  In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name of Director or Officer

Age

Position

Brandon Hargett

40

Chief Executive Officer

Mark D. Hettinger

52

Director, President and Chief Operating Officer

Ty Miller

30

Director, President Miller Fabrication LLC

Joseph Hettinger

30

Director

Cordell Fonnesbeck

64

Director

Alan Smith

72

Director

Brandon Hargett, Chief Executive Officer

Mr. Hargett has over 12 years of corporate oil and gas finance and retail investment management experience.  Mr Hargett has been  the Chief Executive Officer of the company since September 2011.  Prior, he oversaw business development and acquisition evaluation at the Company since December 2010.  Prior to joining High Plains Gas, Mr. Hargett served as COO of Current Energy where he was instrumental in negotiating and closing the acquisition of the “North & South Fairway” assets of Marathon Oil Corporation (NYSE:MRO) located in the Powder River Basin.  Prior to joining Current Energy, Mr Hargett has served as President of Mirus Capital Investment Advisors, which focused on retail investment management.  Mr. Hargett graduated with a Bachelors of Science in Health and an M.B.A. from the University of Utah.

Mark D. Hettinger, Director, President and Chief Operating Officer

Mr. Hettinger has over 31 years of experience in oil and gas construction, fabrication and process equipment.  Mr. Hettinger founded Hettinger Welding in 1980 to provide welding and fabrication services to energy companies in Wyoming.  In October 2006, after 28 years as principal owner and CEO, Mr. Hettinger sold Hettinger Welding.  Mr. Hettinger’s unique vision and professional ambition grew Hettinger Welding to over 1,400 employees and a $200 million plus dollar annual market share, solidifying Hettinger Welding as one of the largest oil and gas construction firms in the Western United States.  In 2009, Mr. Hettinger retired as CEO of Hettinger Welding to focus on oil and gas production and became managing member of High Plains Gas, LLC, which was acquired by the Company in connection with the Reorganization Agreement.

Ty Miller, Director, President Miller Fabrication LLC

Mr. Miller began his career in the oil and gas industry with the founding of Miller Fabrication, LLC. in October of 2005. Since then, he along with his partner and brother, Levi Miller, grew the company by building and completing all types of construction in the energy industry. In November of 2011, Miller Fabrication, LLC. was sold to High Plains Gas. Mr. Miller holds Bachelor’s degree in Industrial Technology and an Associate of Applied Science in Welding and Joining Technology. His knowledge of construction and fabrication is an asset to the company. Mr. Miller currently resides in Douglas, Wyoming and operates as the President of Miller Fabrication.

Joseph Hettinger, Director

Mr. Hettinger has over 11 years of experience in accounting and finance in the banking and energy industries.  Mr. Hettinger co-authored the internal control structure for Sarbanes Oxley Sec. 404 for a publicly traded bank in 2004.  In 2004, Mr. Hettinger co-founded Rocky Mountain Development Group, Inc. where he served as the Vice President of Acquisitions and Finance through 2006.  Mr. Hettinger became a member of the Hettinger Companies in 2007 as the Southern Wyoming Regional Manager and Director of Contract Administration.  In 2008, Mr. Hettinger managed oil and gas facility construction projects worth over $90 million dollars for the Hettinger Companies.  Mr. Hettinger became a managing member of High Plains Gas, LLC, which was acquired by the Company in connection with the Reorganization Agreement.

Cordell Fonnesbeck, Director

Mr. Fonnesbeck is the owner and founder of his own public accounting firm, Cordell Fonnesbeck, CPA, P.C. since 1991 and has been a member of the American Institute of Certified Public Accountants (AICPA) since 1974.  Mr. Fonnesbeck resides in Casper, Wyoming and has been a Certified Public Accountant with over 40 years of public accounting experience.  Mr. Fonnesbeck established his Casper, Wyoming CPA firm in 1991 and prior to that was in partnership with three other CPAs.  Mr. Fonnesbeck’s practice consists mainly of assisting small to medium size businesses and individuals throughout Wyoming and the Intermountain West in the areas of tax compliance, tax planning and accounting services. This practice includes several energy and related industry clients in the Powder River Basin area of Wyoming. From 2005 - 2009, Mr. Fonnesbeck was the accountant for High Plains Gas, LLC, which was the predecessor to High Plains Gas, Inc.  Mr. Fonnesbeck serves on the Board of Directors for a Private Charitable Foundation located in Casper.   Mr. Fonnesbeck received his bachelor of science degree in business and accounting from Utah State University in 1972.

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2011 and our own records, we believe that all Section 16(a) filing requirements for our officers and directors were complied with on a timely basis.

Corporate Governance

The Company’s Corporate Governance Principles and Corporate Code of Conduct (covering all employees and directors), as well as the Certificate of Incorporation and the By-Laws are all available on our website at www.highplainsgas.com.

Meetings and Attendance

During the fiscal year ended December 31, 2011, the board of directors met nine times.  In 2011, all directors attended all meetings of the board of directors after becoming a member of the board.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors and any member of the board of directors of any other company, nor has such interlocking relationship existed in the past.

Item 11. Executive Compensation

Summary Compensation

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the named executive officers that served during the fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Brandon Hargett, Chief Executive Officer (3)	2011	$118,077	--	$384,998	$1,450	$504,525
	2010	$6,667	--	--	-0-	$6,667
Mark D. Hettinger, Chairman of the Board of Directors and Chief Operating Officer (4)	2011	$168,269	--	--	$1,450	$169,719
	2010	$14,583	--	--	--	$14,583

Ty Miller, President, Miller Fabrication LLC (5)	2011	$30,962	--	$71,427	--	$102,389
	2010	--	--	--

Brent M. Cook, Former Chief Executive Officer (6)	2011	$119,039	--	--	$1,450	$120,489
	2010	$14,583	--	--	--	$14,583

Joseph Hettinger, Former Chief Financial Officer & Director (7)	2011	$132,500	--	--	--	$132,500
	2010	$12,500	--	--	--	$12,500

(1)

Represents the dollar amount recognized in 2011 for financial reporting purposes of stock awards and stock options awarded computed in accordance with FASB ASC 718.  No comparable amounts are presented for 2010 as no options have been granted prior to 2011.  Mr. Hargett and Mr. Ty Miller each had 4,000,000 outstanding stock options at December 31, 2011.  The options are valued between $0.08 and $0.18, with exercise prices between $0.05 and $0.11.  The options vest over periods of five years.

(2)

Represents the dollar value of shares issued for services rendered

(3)

Mr. Hargett receives an annual salary of $175,000 as the Chief Executive Officer of the Company which began with his appointment on September 1, 2011.  Prior to his appointment, he received $80,000 annually beginning on December 1, 2010.  Upon his appointment as Chief Executive Officer, he was granted 20,000,000 stock options.

(4)

Mr. Mark Hettinger receives an annual salary of $150,000 as the Chairman of the Board of Directors and Chief Operating Officer of the Company as of October 1, 2011.  From December 1, 2010 through September 30, 2011, he received $175,000 annually.

(5)

Mr. Miller, in association with the acquisition of Miller Fabrication LLC, received 20,000,000 options.  The stock based compensation expense presented above represents ongoing period expenses associated with his employment with the Company and excludes the portion incurred by the Company in connection with the purchase accounting related to the acquisition totaling $2,142,812.

(6)

Mr. Cook, the former Chief Executive Officer of the Company, received an annual salary of $175,000 from December 1, 2010 through August 31, 2011 with an additional two months of severance upon his resignation.

(7)

Mr. Joseph Hettinger received an annual salary of $150,000 from December 1, 2010 through September 19, 2011 as Chief Financial Officer.  Upon his resignation as Chief Financial Officer, he continued with the Company as a Project Manager until December 31, 2011 at a rate of $85,000 annually.

Compensation of Directors

The following table provides certain summary information concerning the compensation paid to directors other than Mark Hettinger (our Chairman of the Board and Chief Operating Officer) and Joseph Hettinger (our former Chief Financial Officer and a member of the Board of Directors) during the year ended December 31, 2011.  No cash compensation was paid to directors, other than to Messrs. Hettinger solely in their capacities as employees of the Company in consideration for services rendered all of which is set forth in the Summary Compensation Table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Mark Hettinger	-0-	$40,800	$55,217	-0-	$96,017
Joe Hettinger	-0-	$40,800	$55,217	-0-	$96,017
Cordell Fonnesbeck	-0-	$51,000	$55,217	-0-	$106,217
Alan R. Smith	-0-	$51,000	$55,217	-0-	$106,217
Ty Miller (3)	-0-	-0-	-0-	-0-	-0-
Gary Davis (4)	-0-	$40,800	$46,967	-0-	$87,767

(1)

Represents stock grants awarded for services rendered as members of the Board of Directors.

(2)

Represents the dollar amount recognized in 2011 for financial reporting purposes of stock options awarded computed in accordance with FASB ASC 718.

(3)

Ty Miller became a member of the Board of Directors on November 7, 2011.

(4)

Gary Davis resigned from the Board of Directors on October 1, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of the Company’s common stock as of March 23, 2012.  The table shows the amount of shares owned by each person known to the Company who will own beneficially more than five percent of the outstanding shares of any class of the Company’s stock, based on the number of shares outstanding as of the record date; each of the Company’s Directors and Executive Officers; and all of its Directors and Executive Officers as a group.

Name of Person or Group	Number of Shares Beneficially owned[1]	Percent of Shares Beneficially Owned[2]
Brandon Hargett, Chief Executive Officer [3]	7,177,259	2.5%
Mark D. Hettinger, Chief Operating Officer and Director [4]	126,370,731	44.1%
Ty Miller, President, Miller Fabrication LLC and Director [5]	4,000,000	1.4%
Joseph Hettinger, Director [6]	48,316,774	17.0%
Cordell Fonnesbeck, Director[7]	130,000	*
Alan R. Smith, Director[7]	130,000	*
Siva Mohan, Director	-0-	*

All Directors and Officers as a Group (7)	186,124,764	62.9%

*  Less than 0.1%

1)

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty (60) days through means including the exercise of any option, warrant or conversion of a security.

2)

The percentage of shares owned is based on approximately 283,314,501 shares of common stock outstanding as of March 23, 2012.  Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

3)

Consists of (1) 3,177,259 shares of common stock and (2) 4,000,000 shares of common stock issuable upon exercise of options that have vested or will vest within the next 60 days.  Does not include 16,000,000 shares of common stock underlying options that are not exercisable within the next 60 days.

4)

Consists of (1) 117,882,500 shares of common stock, (2) 5,200,000 shares of common stock beneficially owned by Mark Hettinger in the name of Jerri Hettinger, (3) 80,000 shares of common stock issuable upon exercise of options that have vested or will vest within the next 60 days (4) 2,987,500 shares of common stock issuable upon exercise of warrants that have vested or will vest within the next 60 days, and (5) 220,731 shares of common stock issuable upon exercise of warrants that have vested of will vest in the next 60 days beneficially owned by Mark Hettinger in the name of Jerri Hettinger.  Does not include (1) 120,000 shares of common stock underlying options that are not exercisable within the next 60 days or (2) 750.158 shares of Series A Convertible Preferred Stock or associated accrued dividends which may be paid in additional share.

5)

Consists of 4,000,000 shares of common stock issuable upon exercise of options that have vested or will vest in the next 60 days.  Does not include 16,000,000 share of common stock underlying options that have vested or will vest in the next 60 days.

6)

Consists of (1) 47,370,699 shares of common stock, (2) 80,000 shares of common stock issuable upon exercise of options that have vested or will vest in the next 60 days, and (3) 866,075 shares of common stock issuable upon exercise of options that have vested or will vest in the next 60 days.  Does not include (1) 120,000 shares of common stock underlying options that are not exercisable within the next 60 days or (2) 60.814 shares of Series A Convertible Preferred Stock or associated accrued dividends which may be paid in additional share.

7)

Consists of (1) 50,000 shares of common stock and (2) 80,000 shares of common stock issuable upon exercise of options that have vested or will vest in the next 60 days.  Does not include 120,000 shares of common stock underlying options that are not exercisable within the next 60 days.

Item 13. Certain Relationships, Related Transactions and Director Independence

We have adopted a written policy for the review and approval of related party transactions which is defined as a sale or purchase of property, supplies or services to or from any director or officer of the company, members of a director's or officer's family, or entities in which any of these persons is a director, officer or owner of 5% or more that entity's interests.  Our policy requires prior approval by both a majority of our Board of Directors and a majority of our disinterested directors who are not employees of the company.

Indebtedness to Related Parties. As of December 31, 2011, the Company has $401,597 due to related parties including $125,000 to Mark D. Hettinger (Chairman and Chief Operating Officer), $50,000 to Joseph Hettinger (Director), $61,027 Jerri Hettinger, and $165,570 to Mike Hettinger.

Item 14. Principal Accounting Fees and Services

Independent Public Accountants

Effective December 9, 2010 we engaged Eide Bailly, LLP (“Eide Bailly”) as our independent registered public accounting firm.  Our predecessor’s independent registered public accounting firm was Chang G. Park, CPA’s (“Park”), although Park has not provided services to us.

Fees Billed by Principal Accountants – The following table presents fees for professional services paid to Eide Bailly and Park during the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Audit fees	$ 303,000	-
Tax fees	20,000	-
Audit related fees	27,900	-
Total - Eide Bailly	$ 350,900	-

December 31
	2011	2010
Audit fees	-	$ 17,500
Tax fees	-	-
Audit related fees	-	-
Total – Park	-	$ 17,500

Audit Committee Pre-Approval of Services of Principal Accountants

When appointed, the Company’s Audit Committee will have the sole authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor.  After determining that providing the non-audit services is compatible with maintaining the auditor’s independence, the Audit Committee will pre-approve all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts.  If it is not practical for the Audit Committee will meet to approve fees for permitted non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

List of financial statements and schedules.

The following consolidated financial statements of High Plains Gas, Inc. and Subsidiaries are included herein:

(b)

List of exhibits:  See Exhibit Index immediately preceding exhibits.

Page 0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of High Plains Gas, Inc.

We have audited the accompanying consolidated balance sheets of High Plains Gas, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. High Plains Gas, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Plains Gas, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

April 16, 2012

HIGH PLAINS GAS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 435,015	$ 208,823
Certificates of deposit	201,988	200,000
Accounts receivable, net	4,055,189	1,114,335
Investment in equity securities, at fair value	--	2,645,108
Deferred financing fees, net	89,905	196,238
Bond commitment fees, net	100,140	2,469,914
Funds in escrow	750,000	--
Commodity hedge, current portion	2,182,400	--
Prepaid and other	99,766	143,741
Total current assets	7,914,403	6,978,159

Natural Gas Properties-using successful efforts method	43,553,233	42,755,317
Less accumulated depletion, depreciation and amortization	(29,810,300)	(3,174,836)
Natural Gas Properties-net	13,742,933	39,580,481

Property, Plant and Equipment-net	2,293,292	1,316,307
Other Assets	7,647,166	125,000

Total Assets	$ 31,597,794	$ 47,999,948

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 16,314,313	$ 4,416,745
Current portion-term debt	1,889,809	1,661,685
Current portion - lines of credit	6,240,563	6,352,579
Notes payable – related parties	3,423,837	--

Total current liabilities	27,868,522	12,431,009

Notes Payable – related parties	3,000,000	6,033,666
Debt Obligations – lines of credit, net of current	--	162,624
Debt Obligations – term debt, net of current	414,651	943,065
Commodity derivative	--	603,742
Asset Retirement Obligation	9,320,074	8,229,630
Total liabilities	40,603,247	28,403,736

Stockholders’ Equity:
Preferred stock - $.001 par value: 20,000,000 shares authorized; 0 shares issued and outstanding	--	--
Series A Convertible Preferred stock - $1,000 par value: 2,500 shares authorized; 810.971 and 0 shares issued and outstanding, respectively	810,971	--
Common stock -$.001 par value: 500,000,000 shares authorized; shares 275,714,410 and 160,934,202 shares issued and outstanding, respectively	275,714	160,934
Additional paid in capital	53,229,680	25,256,500
Accumulated deficit	(63,321,818)	(5,821,222)
Total stockholders’ equity (deficit)	(9,005,453)	19,596,212

Total Liabilities and Stockholders’ Equity (Deficit)	$ 31,597,794	$ 47,999,948

See accompanying notes to financial statements

HIGH PLAINS GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues:
Natural gas revenue	$ 12,249,866	$ 2,464,552
Service revenue	4,631,725	--
Pipeline revenue	--	110,506
Other	270,043	36,911
Total Revenue	17,151,634	2,611,969

Costs and Expenses
Lease operating expense and production taxes	14,369,129	3,230,426
Cost of services	3,728,255	--
General and administrative expense	10,637,510	3,288,816
Depreciation, depletion and amortization	8,701,144	1,306,617
Other operating expenses	329,664	--
Amortization of bond commitment / financing fees	2,751,233	291,667
Realized commodity hedge gain	(628,870)	--
Loss on impairment of gas prospects	18,689,133	--
Loss on abandonment of gas prospects	4,127,758	--
Loss on impairment of intangible asset	254,210	-
Accretion of asset retirement obligation	729,242	65,979
Total Costs and Expenses	63,688,408	8,183,505

Operating (Loss)	(46,536,774)	(5,571,536)

Other Income (Expense)
Other income	123,985	481,302
Gain / (loss) on valuation of equity securities	(2,645,108)	1,935,234
Unrealized commodity hedge gain / (loss)	2,786,142	(603,742)
Loss on extinguishment of debt	(8,332,082)	--
Interest (expense)	(2,876,186)	(1,724,745)
Total Other Income (Expense)	(10,943,249)	88,049

Net (Loss)	$ (57,480,023)	$ (5,483,487)

Preferred stock dividend	(20,573)	--

Net (Loss) applicable to common stockholders	$ (57,500,596)	$ (5,483,487)

Net (Loss) per share	$ (0.30)	$ (0.04)

Weighted average number of common shares outstanding-basic and diluted	194,701,431	132,963,461

See accompanying notes to financial statements

HIGH PLAINS GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities:
Net (loss)	$ (57,480,023)	$ (5,483,487)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Depletion, depreciation and amortization	8,701,144	1,664,263
Accretion of asset retirement obligation discount	729,242	--
Amortization of bond commitment and finance fees	2,751,233	--
Abandonment of oil and gas prospect	4,127,758	--
Unrealized commodity hedge (gain) / loss	(2,786,142)	603,742
Stock and warrant based compensation	1,204,664	1,282,783
Stock issued for services	1,221,512	--
Stock and warrants issued for interest	6,500	--
Loss on impairment of oil and gas prospect	18,689,133	--
Loss on impairment of intangible asset	254,210
Gain on sale of assets	--	(401,000)
(Gain) / loss on fair value of securities	2,645,108	(1,935,234)
Loss on extinguishment of debt	8,332,082	--
Amortization of debt discount	1,058,036	--
Interest added to related party notes payable	118,230	--
Changes in operating assets and liabilities:
(Increase) / decrease in Accounts receivable	(1,175,944)	(994,549)
(Increase) / decrease in Certificate of deposit	1,988	--
(Increase) / decrease in Prepaid and other assets	25,080	(117,779)
Increase / (decrease) in Payables and accrued liabilities	13,338,515	4,134,101
Net cash provided by (used in) operating activities	1,762,326	(1,247,160)
Cash Flows from Investing Activities:
Additions to oil and gas properties	(411,791)	(7,280,160)
Proceeds from sale of assets	--	401,000
Deposits on acquisition of oil and gas property	(2,000,000)	--
Cash paid for acquisition of Miller Fabrication , LLC net of cash received	(818,571)	--
Acquisition of BGM receivables and liabilities, net of cash	(35,000)
Purchase bond		(350,000)
Purchase of equipment	(722,352)	(1,302,303)
Net cash used in investing activities	(3,987,714)	(8,531,463)
Cash Flows from Financing Activities:
Proceeds from related party notes payable	892,261	4,905,385
Repayment of related party notes payable	(707,859)	--
Proceeds from line of credit	124,500	661,148
Repayment of line of credit	(376,640)	(945,945)
Proceeds from term debt	2,210,000	2,700,000
Repayment of term debt	(1,865,365)	(531,813)
Stock issued for cash, net of fees	2,055,015	2,680,100
Warrants issued for cash	1,113,128	--
Member contributions	--	678,220
Redemptions of members	--	(134,000)
Payment of bond commitment fees	(214,951)	--
Payment of financing fees	(778,509)	(71,075)
Net cash provided by financing activities	2,451,580	9,942,020

Net Increase in Cash and Cash Equivalents	226,192	163,397
Cash and Equivalents, at beginning of period	208,823	45,426
Cash and Equivalents, at end of period	$ 435,015	$ 208,823

	2011	2010
Supplemental Cash Information:

Cash paid for interest	$ --	$ --

Non-cash transactions:

Common stock issued in connection with abandoned oil and gas prospect	2,263,010	--

Debt forgiveness from related parties	1,851,997	--

Discount on convertible notes recorded to additional paid in capital	734,989	--

Common stock and debt issued for Miller Acquisition	1,944,812	--

Common stock issued for BGM Acquisition	140,000	--

Dividends declared on Series A Convertible Preferred Stock	20,573	--

Penalties added to principal of debt	118,230	--

Revision of Asset Retirement Obligation estimate	345,989	--

Common stock issued in settlement of accounts payable	4,852,920	--

Common stock issued for conversion of related party debt	8,071,079	--

Series A Convertible Preferred Stock issued for conversion of related party debt	810,971	--

See accompanying notes to financial statements

HIGH PLAINS GAS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2010 THROUGH DECEMBER 31, 2011

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2010	--	--	130,000,022	$ 130,000	$ 181,985	$ (337,735)	$ (25,750)

Contributed capital	--	--	--	--	678,220	--	678,220
Redemption of certain members	--	--	--	--	(134,000)	--	(134,000)
Common stock issued as a bonus with convertible notes	--	--	105,000	105	86,045	--	86,150
Common stock issued for acquisition of CEP-M	--	--	22,500,000	22,500	17,415,000	--	17,437,500
Common stock issued for bond commitment fee	--	--	800,000	800	519,200	--	520,000
Common stock issued for cash, net	--	--	5,360,000	5,360	2,674,740	--	2,680,100
Common stock issued for services rendered	--	--	330,000	330	229,770	--	230,100
Common stock issued in connection with related party debt conversion	--	--	1,100,000	1,100	548,900	--	550,000
Common stock issued to Big Cat Energy Corporation	--	--	739,180	739	509,295	--	510,034
Value of beneficial conversion feature of convertible note	--	--	--	--	325,000	--	325,000
Fair value of warrants issued for cash	--	--	--	--	125,739	--	125,739
Fair value of warrants issued for bond commitment fee	--	--	--	--	443,897	--	443,897
Fair value of warrants issued with debt	--	--	--	--	725,765	--	725,765
Stock based compensation	--	--	--	--	926,944	--	926,944
Net (loss)	--	--	--	--	--	(5,483,487)	(5,483,487)

Balance, December 31, 2010	--	--	160,934,202	$ 160,934	$ 25,256,500	$ (5,821,222)	$ 19,596,212

Common stock issued for services rendered	--	--	4,810,200	4,810	1,216,702	--	1,221,512
Common stock issued for cash, net	--	--	4,250,000	4,250	2,050,765	--	2,055,015
Fair value of warrants issued with debt	--	--	--	--	323,046	--	323,046
Loss on Extinguishment of Related Party Debt	--	--	--	--	3,850,065	--	3,850,065
Series A Convertible Preferred stock issued in connection with related party debt conversion	810.971	810,971	--	--	--	--	810,971
Common stock issued in connection with convertible notes	--	--	205,000	205	53,615	--	53,820
Common stock issued in connection with settlement of account payable	--	--	16,176,400	16,176	4,836,744	--	4,852,920
Common stock issued in connection with related party debt	--	--	29,400	29	22,507	--	22,536
Common stock issued as penalty interest	--	--	50,000	50	6,450	--	6,500
Common stock issued in connection with debt conversion	--	--	4,671,025	4,671	366,277	--	370,948
Common stock issued in connection with debt repayment	--	--	2,639,384	2,640	2,030,293	--	2,032,933
Common stock issued in connection with debt settlement	--	--	200,000	200	135,800	--	136,000
Common stock issued in connection with related party debt conversion	--	--	77,001,299	77,001	3,773,064	--	3,850,065
Value attributable for Beneficial Conversion Feature	--	--	--	--	734,989	--	734,989
Value attributable to related party debt forgiveness	--	--	--	--	1,851,997	--	1,851,997
Common stock issued in relation to acquisitions	--	--	4,000,000	4,000	2,261,010	--	2,265,010
Stock based compensation incurred in connection with purchase accounting	--	--	--	--	2,142,812	--	2,142,812
Fair value of warrants issued for cash	--	--	--	--	1,113,128	--	1,113,128
Common stock issued as compensation	--	--	747,500	748	270,153	--	270,901
Warrants issued as compensation	--	--	--	--	66,648	--	66,648
Options issued as compensation	--	--	--	--	867,115	--	867,115
Value of dividends accrued for Series A Convertible Preferred Stock	--	--	--	--	--	(20,573)	(20,573)
Net (loss)	--	--	--	--	--	(57,480,023)	(57,480,023)

Balance, December 31, 2011	810,971	$ 810,971	275,714,410	$ 275,714	$ 53,229,680	$ (63,321,818)	$ (9,005,453)

See accompanying notes to financial statements.

HIGH PLAINS GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Nature of Operations

High Plains Gas, Inc. (“High Plains,” “Company,” “we,” “our,” or “us”) was originally incorporated in Nevada as Northern Explorations, Ltd. (“Northern Explorations”) on November 17, 2004.  From its inception, the Company was engaged in the business of exploration of natural resource properties in the United States.  After the effective date of its registration statement filed with the Securities and Exchange Commission (February 14, 2006), the Company commenced quotation on the Over-the-Counter Bulletin Board under the symbol “NXPN.”

On September 13, 2010 the Company amended its Articles of Incorporation to change its name to High Plains Gas, Inc. We also completed a 1 for 200 reverse split of the common stock and increased the authorized common stock to 250,000,000 shares.  In April 2011, we increased our authorized common stock to 350,000,000 shares.  In September 2011, the Company further increased the authorization to 500,000,000 shares.

On September 30, 2010 the Company entered into an Operations and Convertible Note Purchase Agreement (“Agreement”) with Current Energy Partners Corporation (“CEP”), a Delaware corporation and its wholly owned subsidiary CEP-M Purchase LLC (CEP-M).  Under terms of the Agreement, the Company purchased a convertible note from CEP with the proceeds to be used by CEP to acquire a significant resource base and land position from Pennaco Energy, Inc., a wholly owned subsidiary of Marathon Oil Company.  On October 31, 2010 the Company entered into an agreement with CEP pursuant to which the Company acquired a 49% interest in CEP-M.  On November 19, 2010 the convertible note was converted into a 51% membership interest in CEP-M, giving the Company effective control of 100% of CEP-M.

On October 18, 2010, the Company, pursuant to a reorganization agreement with High Plains Gas LLC, issued 52,000,000 shares to nine individuals representing 100% of the membership of High Plains Gas, LLC and as a result High Plains Gas, LLC became a wholly owned subsidiary of the Company.  Also under the reorganization agreement, shareholders and other parties representing what was Northern Explorations retained approximately 13,000,000 shares of the Company’s common stock.

The reorganization has been accounted for as a reverse merger and under the accounting rules for a reverse merger, the historical financial statements and results of operations of High Plains Gas, LLC became those of the Company.

High Plains Gas Inc., (“High Plains Gas”) is a provider of goods and services to regional end markets serving the energy industry.  We produce natural gas in the Powder River Basin located in Northeast Wyoming.  We provide construction and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our expansion into the construction and maintenance services through growth of our existing operations.

Note 2:  Liquidity

The Company incurred a net loss of approximately $57.5 million in 2011 and has negative working capital of approximately $19.9 million and an accumulated deficit of approximately $63.3 million. As a result the Company is in technical default of certain covenants contained in its credit and loan agreement with its primary lender. The holder of the promissory note under the credit and loan agreement may at its option, give notice to the Company that the amount is immediately due and payable. As a result, $6.0 million of the Company’s long-term debt has been classified as a current liability in the accompanying Balance Sheet at December 31, 2011.

The Company’s recurring losses and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established certain internal operating and management plans which include potential disposal of certain assets, raising new capital for future operations and focusing on the recently created oilfield services division. However, there can be no assurance that the Company will be successful in achieving its objectives.

The Financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The Company is comprised of two operating segments:  Natural Gas Properties and Construction Services.  The consolidated financial statements include High Plains and its wholly owned subsidiaries, High Plains Gas, LLC, which represents the Natural Gas Properties operating segment and High Plains Gas Services LLC and Miller Fabrication LLC, which together represent the Fabrication and Construction services operating segment.  All significant intercompany transactions have been eliminated in consolidation.

Business Segment Information

In accordance with FASB Accounting Standards Codification “ASC” 280, the Company has evaluated how it is organized and managed and has identified two operating segments which include (1) the exploration and production of natural gas, natural gas liquids and crude oil and (2) the construction of equipment for the energy industry. The Company considers its gathering and marketing functions as ancillary to these activities.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

U.S. GAAP

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.  The Company’s financial statements are based on a number of significant estimates, including (1) oil and gas reserve quantities; (2) depletion, depreciation and amortization; (3) assigning fair value and allocating purchase price in connection with business combinations; (4) valuation of commodity derivative instruments; (5) asset retirement obligations; (6) valuation of share-based payments; (7) income taxes, and (8) cash flow estimates used in impairment tests of long-lived assets.

Reclassifications

Certain account balances from prior periods have been reclassified in these consolidated financial statements so as to conform to current year classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

Concentration of Credit Risk

The Company’s cash equivalents are exposed to concentrations of credit risk.  The Company manages and controls this risk by placing these funds with major financial institutions.

The Company’s accounts receivable result from (1) natural gas sales to intrastate pipeline companies, (2) billings to joint working interest partners in properties operated by the Company and (3) the performance of services for our fabrication and construction clients. The Company’s significant gas purchasers are large companies with solid credit ratings. Accounts receivable from our construction services business are evaluated regularly for collectability.  As of December 31, 2011 and 2010 respectively an allowance for doubtful accounts of $83,525 and $nil has been recorded.

Significant Customers

The following table provides the percentage of revenue derived from oil and natural gas sales to the Company’s top three customers:

  Years ended December 31,

	2011	2010
Customer A	90%	50%
Customer B	10%	46%
Customer C	-	4%

The following table provides the percentage of revenue derived from construction services sales to the Company's top three customers:

	Years ended December 31,
	2011	2010
Customer A	31%	-
Customer B	19%	-
Customer C	19%	-

Oil and Natural Gas Properties

High Plains follows the successful efforts method of accounting for its investments in natural gas properties. The Company uses the successful efforts method of accounting for natural gas producing activities. Costs to acquire mineral interests in gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Asset Impairment

Impairment analysis is performed on an ongoing basis. In addition to using estimates of gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future gas prices and costs, considering all available evidence at the date of review. The impairment evaluation triggers include a significant long-term decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses. Although we evaluate future gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

Bond Commitment Fees

Fees paid to secure commitments from lenders and to secure bonding arrangements with the State and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement.  Fees paid during 2010 totaled $2,963,897 and amortization of these fees is being recorded over a 12-month period.  Amortization during 2011 and 2010 totaled $2,751,233 and $0 respectively.

Deferred Financing Fees

Deferred loan costs are amortized over the estimated lives of the related obligations or, in certain circumstances, accelerated if the obligation is refinanced.  Amortization is calculated using the straight-line method which approximates the effective interest method.

Valuation of Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible and identifiable intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of the acquisition.  We use a variety of methods to determine the fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Any acquisition made at a price above the fair value of the assets acquired and the liabilities assumed would result in the creation of goodwill.  Historically, all our acquisition have been made at a price equal to the fair value of the assets acquired and liabilities assumed hence not giving rise to the creation of goodwill.

Intangible Assets

Intangible assets consist primarily of customer relationships and employment agreements acquired in connection with business combinations and asset acquisitions and are amortized using the straight-line methods over their estimated useful lives, which are currently estimated to be five years.   No residual value has been estimated for intangible assets.

Derivative Financial Instruments

The Company enters into derivative contracts, primarily swap contracts, to hedge future natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value.  All of the Company’s derivative counterparties are financial institutions.  If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings as a component of financing costs and other.

Off-Balance Sheet Arrangements

From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2011 the off-balance sheet arrangements that the Company had entered into include undrawn letters of credit, operating lease agreements, gathering, compression, processing and water disposal agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Revenue Recognition and Gas Imbalances

Revenues from the sale of natural gas and crude oil are recognized when the project is delivered at a fixed or determinable price, title as transferred, collectability is reasonably assured and evidenced by a contract. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves.  Gas imbalances at December 31, 2011 and 2010 were not significant.

Revenues from the construction services division are recognized when the services have been performed.

Asset Retirement Obligation

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations (ARO).  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties are recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the gas properties.  Such costs are capitalized as part of the related asset.  The asset is depleted on the units-of-production method.  The associated liability is classified in other long-term liabilities in the accompanying balance sheet.  The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

Income Taxes

The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes). As of December 31, 2011, there have been no uncertain tax positions taken by the Company and thus there is no unrecognized tax benefit accrual. As a policy, the Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred in the future.

The Company is no longer subject to Federal tax examinations by tax authorities for years before 2008 and state examinations for years before 2007.

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carry-back periods, projected future taxable income and tax planning strategies in making this assessment.

Earnings (Loss) Per Share

Basic earnings(loss) per share is computed by dividing earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during the reporting period.  Contingently issuable shares (unvested restricted stock) are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding including all and potentially dilutive securities (unvested restricted stock and unexercised stock options) outstanding during the period.  In the event of a net loss, no potential common shares are included in the calculation of shares outstanding as their inclusion would be anti-dilutive.

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

Recently Issued Accounting Standards

Not Yet Adopted

The Financial Accounting Standards Board and the International Accounting Standards Board issued joint disclosure requirements in December 2011 designed to enhance disclosures about offsetting assets and liabilities that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. These disclosures are effective for us beginning the first quarter of 2013 and must be made retrospectively for comparable periods. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB amended accounting standards to simplify how entities test goodwill for impairment. The amendment reduces complexity by allowing an entity the option to make a qualitative evaluation of whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for our interim and annual periods beginning with the first quarter of 2012.  Adoption of this amendment will not have an impact on our consolidated results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of OCI, and the total of comprehensive income. The presentation of items that are reclassified from OCI to net income on the income statement is also required. The amendments did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments are effective for us beginning with the first quarter of 2012. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. GAAP and IFRS. The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in International Financial reporting Standards. The amendments are to be applied prospectively and will be effective for our interim and annual periods beginning with the first quarter of 2012. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Recently Adopted

Oil and Gas Reserve Estimation and Disclosure standards were issued by the FASB in January 2010, which align the FASB’s reporting requirements with the below requirements of the SEC. The FASB also addressed the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009. Initial adoption did not have an impact on our consolidated results of operations, financial position or cash flows. The effect on depreciation, depletion and amortization expense subsequent to adoption, as compared to prior periods, was not significant. The required disclosures are presented in Supplementary Information on Oil and Gas Producing Activities (Unaudited).

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•

Introduce a new definition of oil and gas producing activities. This new definition allows companies to include volumes in their reserve base from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•	Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis.

•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

•

Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls surrounding reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor are required.

•	Require separate disclosure of reserves in foreign countries if they represent 15 percent or more of total proved reserves, based on barrels of oil equivalent.

As with the FASB standards described above, adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Note 4:  Natural Gas Properties

The Company’s gas exploration and production activities are accounted for using the successful efforts method.  Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities.  The costs of development wells are capitalized whether productive or nonproductive.  Gas lease acquisition costs are also capitalized.  Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for gas leases, are charged to expense as incurred.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the unit of production amortization rate.  A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The unit-of-production method of depreciation, depletion, and amortization of gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Depletion expense was $7,946,323and $1,306,617 during 2011 and 2010, respectively.

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Capitalized Costs	Accumulated DD&A and Impairment	Net Capitalized Costs
As of December 31, 2011
Proved	$18,855,982	$(15,981,885)	$2,874,097
Unproven	9,755,742	(2,113,744)	7,641,998
Shut-in	6,378,626	(6,378,626)	-
ARO	8,562,883	(5,333,045)	3,226,838
Total	$43,533,233	$(29,810,300)	$13,742,933
As of December 31, 2010
Proved	$16,356,992	$(3,174,836)	$13,182,156
Unproven	9,755,742	-	9,755,742
Shut-in	8,483,071	-	8,483,071
ARO	8,159,512	-	8,159,512
Total	$42,755,317	$(3,174,836)	$39,580,481

Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	Year Ended December 31,
	2011	2010

Lease acquisition costs	$20,914,226	$20,592,609
Development costs	14,076,124	14,003,196
ARO Costs	8,562,882	8,159,512

Total operations	$43,533,233	$42,755,317

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.  Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.  During the twelve months ended December 31, 2011 and 2010, the Company recognized non-cash impairment charges of $18,689,133 and $0 respectively.   Impairment charges relate to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

Note 5:  Asset Retirement Obligation

Changes in the Company’s asset retirement obligations were as follows:

	Twelve Months Ended December 31,
	2011	2010
Asset retirement obligations, beginning of period	$ 8,229,630	$ 33,046
Liabilities related to acquisitions	-	8,026,434
Revisions in estimated liabilities	395,989	39,505
Accretion expense	729,242	60,527
Asset retirement obligations, end of period	$ 8,562,883	$ 8,159,512

Note 6:  Property and Equipment

Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.  A summary of our property and equipment as of December 31 2011 and 2010 is as follows:

	2011	2010
Transportation and vehicles	$ 1,076,949	$ 607,422
Equipment and other	1,311,161	582,698
Computers and software	313,346	155,862
	2,701,456	1,345,982
	(408,164)	(29,674)
	$ 2,293,292	$ 1,316,308

Depreciation expense was $440,526 and $29,674 during 2011 and 2010, respectively.

Note 7:  Investment in Equity Securities

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

As of December 31, 2011, due to a prolonged period of the value of the security being below the strike price of the Warrants and considering the liquidity and financial position of the investee, the Company has elected to impair the value of warrants and common stock and marked the value to $0 the total decrease in value of $2,645,108 has been recognized as a loss on the valuation of marketable securities in the consolidated statement of operations for the year ended December 31, 2011.

Note 8:  Certificates of Deposit

The Company maintains certificates of deposits that have been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by the Company on its federal and state leases.  At December 31, 2011 and 2010, the outstanding amount totaled $201,988 and $200,000, respectively.

Note 9:  Acquisitions and Dispositions

Business Combinations

Marathon Oil asset acquisition:  During November 2010, the Company purchased all of the North and South Fairway gas fields from Pennaco Energy, a subsidiary of Marathon Oil, which included gas leases along with personal property in 1,614 producing or idled methane wells (located in Campbell, Johnson and Sheridan Counties, Wyoming).  The gas fields included in this sale are located in the following Wyoming Counties: Campbell, Johnson, and Sheridan.  The net leased acreage for the North and South Fairway assets is approximately 133,000 acres.

The Marathon Oil asset acquisition qualifies as a business combination; therefore, the Company was required to estimate the fair value of the assets acquired and liabilities assumed as of the acquisition date to record the acquisition. The fair value of the acquired properties was determined based upon numerous inputs, many of which were unobservable (which are defined as Level 3 inputs). The significant inputs used in estimating the fair value were: (1) NYMEX natural gas futures prices (observable), (2) projections of the estimated quantities of natural gas reserves, (3) projections regarding rates and timing of production, (4) projections regarding amounts and timing of future development and abandonment costs, (5) projections regarding the amounts and timing of operating costs and property taxes, (6) estimated risk adjusted discount rates and (7) estimated inflation rates.

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

Miller Fabrication, LLC:  On October 14, 2011 the Company entered into a purchase and sale agreement with Miller Fabrication, LLC, a Douglas, Wyoming-based facility construction company serving the energy industry, for total consideration of $845,000 in cash consideration, $3,000,000 in a short term note payable, $3,000,000 in a long term note payable, and 12,000,000 options to purchase High Plains common shares.   The effective date of the transaction was October 1, 2011.

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
Current assets	$1,813,940
Property and equipment	633,278
Employment agreements	2,142,812
Customer relationships	5,716,694
Total assets acquired	$10,306,724
Total liabilities assumed	1,319,092
Net assets acquired	$8,987,632

The excess of the consideration paid and liabilities assumed has been allocated to intangible assets of $5,716,694 as customer lists and relationships which are estimated to have a useful life of 5 years as well as $2,142,812 related to employment agreements. The value of the employment agreements was derived from the fair value of the vested portion of stock options issued to the principals of the acquired entity in connection with the execution of the employment agreements.

Asset Purchases

Grams and Mills acquisition:  During April 2010, High Plains purchased oil and gas leases along with personal property in 45 producing methane wells and mineral interests (the Grams and Mills gas fields located in Campbell County, Wyoming) from an unrelated third party for $625,000.  The Company paid $150,000 in cash on the closing date and the remaining balance of $475,000 is financed through the seller.  These properties are adjacent to fields already owned and operated by the Company, and are subject to the terms and conditions of record regarding overriding royalties and other interests.  The seller also reserved a one-third interest in all minerals below the Fort Union Oil Formation or 3,000 feet below the surface, whichever is deeper.  The seller also retained its ownership interest in an 8” pipeline that crosses in part the properties being transferred.

BGM Buildings, LLC:  On November 2, 2011 the Company acquired certain assets and liabilities of BGM Buildings, LLC (“BGM”) for 2,000,000 shares of common stock and cash consideration in the form of a $55,000 note payable bearing 0% interest due and payable on November 8, 2011.  This note was repaid on November 18, 2011.

Asset Dispositions

Alpha sales:  During 2010, the Company received cash of $401,271 resulting from the conveyance of all future rights to the four Eagle Butte wells and the conveyance of all future rights to a fifth well.

Note 10:  Intangible Assets

The components of identifiable intangible assets as of December 31, 2011 are as follows:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible Assets:
Customer Relationships	$ 5,716,694	$ 267,286	$ 5,449,408	5
Employment Agreements	2,154,092	107,140	2,046,952	5
Total	$ 7,870,786	$ 374,426	$ 7,496,360	5

Amortization expense for intangible assets was $374,426 for the year ended December 31, 2011, with no comparable expense in 2010.

Expected future intangible asset amortization as of December 31, 2011 is as follows:

Fiscal Year:
2012	$1,574,157
2013	1,574,157
2014	1,574,157
2015	1,574,157
2016	1,199,732
Total	$7,496,360

Note 11:  Shareholders’ Equity

Common Stock

As of December 31, 2011 and 2010 there were 500,000,000 and 250,000,000 shares of our $0.001 par value common stock authorized. The Company increased its common stock authorization to 350,000,000 shares during the second quarter of fiscal year ended December 31, 2011.  During the third quarter of the 2011 fiscal period, the Company further increased the authorization to 500,000,000 shares.  As of December 31, 2011 and December 31, 2010, 275,714,410 and 160,934,202 shares common stock were outstanding, respectively.

During the twelve months ended December 31, 2011, the Company issued 114,780,208 shares of its common stock as follows:

•

4,250,000 shares of restricted common stock were issued to qualified investors at $0.50 per share.  The Company received proceeds net of fees of $2,055,015.

•

4,810,200 shares of common stock were issued to employees, board members, and external service providers for services rendered at values between $0.07 and $1.02 per share.

•

205,000 shares of common stock were issued at values between $0.13 and $0.53 per share to individuals in association with the issuance of convertible promissory notes.

•

16,176,400 shares of common stock were issued in connection with the settlement of $1,131,295 in accounts payable. In connection with this settlement the Company has recorded a loss in the amount of $3,571,625.

•

29,400 shares of common stock at valued at $.077 per share were issued to a related party for guaranteeing certain loans made by the Company.

•

50,000 shares of common stock at valued at $0.13 per share were issued as penalty interest expense associated with a convertible promissory note.

•

4,671,025 shares of common stock were issued at values between $0.05 and $0.10 per share in association with the conversion of certain promissory notes, recognizing a loss on extinguishment of debt of $48,318.

•

2,639,384 shares of common stock to were issued to Current Energy Partners Corporation in cancellation of a promissory note for $1,500,000.  The shares were valued at $2,032,933 as of the date of the transaction, which generated a loss on extinguishment of debt totaling $532,932.

•

200,000 shares of common stock were issued at $0.68 per share in association with the settlement of certain liabilities.

•

2,000,000 shares of common stock were issued at values between $0.98 and $1.09 per share for two extensions of a Sale and Purchase Agreement.

•

2,000,000 shares of common stock valued at $0.07 per share were issued in association with the acquisition of certain assets and liabilities of a construction services business.

•

77,001,299 shares of common stock valued at $7,700,130 were issued in connection with the conversion of certain related party notes payable, recognizing a total loss on debt extinguishment of $3,850,065.

•

747,500 shares of common stock valued at $270,901 were issued as compensation to various employees.

•

The Company entered into a securities purchase agreement during the fourth quarter whereby the purchaser has agreed to acquire up to $5,000,000 of the Company’s common stock over the 36 month term of the agreement. Under the terms of the agreement the Company may request that the purchaser buy shares at 90% of the ten day VWAP as defined in the agreement prior to each sale. The maximum dollar amount of each purchase shall not exceed $250,000 and not be less than $5,000. The Company is under no obligation to draw on this facility and the likelihood of its utilization remains unknown.

During the twelve months ended December 31, 2010, the following common stock transactions occurred:

•

The predecessor entity completed a 1 for 200 reverse split of the issued and outstanding common shares, $.001 par value.

•

The predecessor entity issued 52,000,000 common shares to nine individuals representing 100% of the membership of High Plains Gas, LLC and, as a result, High Plains Gas, LLC became a wholly owned subsidiary of High Plains Gas, Inc.

•

The Company issued a stock dividend of 1 for 1 share of common stock then outstanding.  A total of 65,000,011 shares were issued.

•

On January 1, 2010, member contributions in High Plains Gas, LLC totaled $678,220.

•

On January 1, 2010, five members of High Plains LLC were bought out and their shares redeemed.  The members collectively held 50 units for 47.5% ownership.  High Plains LLC gave up several oil and gas leases and cash totaling $134,000.

•

Common shares totaling 105,000 shares were issued as a bonus with the issuance of certain convertible notes at between $0.65 and $0.96 per share.

•

The Company purchased the remaining 49% of CEP-M Purchase by issuing 22,500,000 shares of restricted common stock at $0.775 per shares and issuing Current Energy Partners a note for $1,500,000.

•

Common shares totaling 800,000 shares were issued in payment of bond commitment fees and valued at $520,000.

•

Common shares totaling 5,360,000 shares were issued for cash at $0.50 per share.

•

Common shares totaling 330,000 shares were issued as payment for various corporate services at between $0.69 and $0.72 per share.

•

Common shares totaling 739,180 shares were issued to Big Cat Energy Corporation at a value of $510,034.

•

A related party converted a note payable from the Company for $550,000 into 1,100,000 shares.  The conversion included a beneficial conversion feature valued at $275,000 and 40,000 shares of common stock valued at $38,400.

Preferred Stock

On September 30, 2011 the Board of directors elected to designate a class of series A convertible preferred shares.  The shares have no voting rights and a par value of $1,000. The total number of shares authorized is 2,500. The shares will pay dividends in cash or in shares of the Company’s common stock at 10%. During 2011, the Company issued 810.971 shares of preferred stock valued at $810,971 in connection with the conversion of notes payable to a related party. Dividends totaling $20,573 have been accrued as payable to preferred shareholders as of December 31, 2011.

Note 12:  Share Based Compensation

Common Stock

During 2011, the Company issued 220,000 shares to the members of the Board of Directors as compensation for services.  We recognized share based compensation expense of $224,400 based on the stock price of $1.02 as the date of issuance.  No comparable expense existed in 2010.

Common Stock Options

During the twelve months ended December 31, 2011 our board of directors approved the grant of 1,000,000 options to purchase our common stock to directors and former directors of the Company; 20,000,000 options to purchase our common stock to Brandon Hargett upon his appointment to the Chief Executive Officer role; and 60,000,000 options to the principals of Miller Fabrication LLC in relation to the Company’s acquisition of Miller and the principals’ employment roles at the Company.  No options were granted prior to January 1, 2011.  Additionally, during the fourth quarter of 2011, the board of directors approved a reduction in the exercise price the options previously granted to the directors and former directors of the company from $1.02 to $0.05.

A summary of the activity through December 31, 2011 is as follows:

	Number of Shares	Weighted Avg. Exercise Price (1)
Options outstanding - December 31, 2010	-	-

Granted during period	81,000,000	$0.11
Exercised during period	-	-
Forfeited during period	(200,000)	$1.02
Expired during period	-	-

Options outstanding - December 31, 2011	80,800,000	$0.10
Options exercisable – December 31, 2011	16,160,000	$0.11

(1)

 Reflects the adjusted exercise price of the options issued to the board members and former board members

In computing the share based compensation expense, the Company applied fair value accounting for stock option issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model.  Due to the repricing of certain stock options, the Company, in accordance with ASC 718-20-55, recalculated the fair value of each stock option granted in order to determine additional stock based compensation expense associated with the vested and unvested portion of each option grant.   The Black-Scholes assumptions used are as follows:

Exercise Price – Original Price	$0.05 - $1.02
Exercise Price – Adjusted Price	$0.05 - $0.11
Dividend Yield	0%
Volatility	143.7%
Risk-free interest rate	0.87% - 1.17%
Expected life of options	4 years
Expected forfeitures	0%

During the twelve months ended December 31, 2011 and 2010 we recognized $867,115 and $nil in share based compensation respectively related to these issuances. As of December 31, 2011, there was $10,061,500 in deferred share based compensation related to the unvested portion of the options.

At December 31, 2011, the total intrinsic value of all options outstanding and all options exercisable was $832,000 and $166,400, respectively, with no comparable values as of December 31, 2010 as no stock options had been granted.

Warrants

During the twelve months ended December 31, 2011, the Company issued a total of 1,839,679 stock purchase warrants of which 750,000 were issued to employees as compensation with the remainder issued for cash or in association with debt agreements.  During the prior year period, the Company granted a total of 5,289,627 warrants, none of which were issued to employees as compensation.

A summary of the activity through December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding - December 31, 2009	-	-

Granted during period	5,289,627	$0.50
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	-	-

Warrants outstanding - December 31, 2010	5,289,627	$0.50
Warrants exercisable - December 31, 2010	5,289,627	$0.50

Granted during period	1,839,679	$0.53
Exercised during period	-	-
Forfeited during period	(1,500,000)	$0.50
Expired during period	-	$0.50

Warrants outstanding - December 31, 2011	5,629,306	$0.51
Warrants exercisable - December 31, 2011	5,269,306	$0.51

In computing share based compensation expense, the Company applied fair value accounting for stock warrant issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise Price	$0.41 - $1.15
Dividend Yield	0%
Volatility	90% – 175%
Risk-free interest rate	0.99% - 1.31%
Expected life of options	1 – 5 years
Expected forfeitures	0%

During the twelve months ended December 31, 2011 and 2010, we recognized $66,648 and $nil in stock based compensation respectively related to warrants issued to employees.  These amounts are net of the reversal of portions of stock based compensation expenses related to the forfeiture of warrants when employees did not meet their requisite service requirements and left the company prior to the first vesting date.  As of December 31, 2011, there was $276,823 in deferred share based compensation related to the unvested portion of the warrants.

At December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.  At December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $3,438,258 and $3,438,258, respectively.

The Company entered into an agreement with Fletcher International, Ltd. to sell warrants for $1,000,000.  The warrant permits the purchase of up to $5,000,000 in common shares until February 24, 2018.  The exercise price for share purchased is the lesser of (i) $1.25 and (ii) the average of the volume weighted average market price for the calendar month immediately preceding the date of the first notice of exercise, but in no event can the exercise price be less than $.50. The exercise price and shares issuable pursuant to the warrants are subject to certain adjustments as set forth in the warrant agreement, which also contains a cashless exercise provision.  These warrants are not included in the disclosure above.

Note 13:  Debt

Letters of Credit

The Company entered into a line of credit agreement with First National Bank of Gillette on November 12, 2010 to provide letters of credit to various agencies and entities for the bonding required to operate the Company’s methane wells.  These letters of credit totaled $7,839,358, and any outstanding balances carry an interest rate of 1% over the U.S. Bank Denver Prime Rate.  On April 15, 2011, the Company entered into an agreement with Zurich North America to provide fifty percent coverage on the outstanding bonding requirements.  The letters of credit were subsequently reduced to $3,928,773.  Any outstanding amounts and related interests are due on demand.  The agreement is secured by the right of setoff against corporate depository account balances, a mortgage on certain real property, all improvements and equipment on certain well sites and including rights to future production, assignment of a life insurance policy on the Chief Operating Officer as well as personal guarantees of certain shareholders.  There were no amounts outstanding on this agreement as of December 31, 2011 and December 31, 2010.

Lines of Credit

A summary of lines of credit outstanding is as follows:

	December 31, 2011	December 31, 2010

Amegy Bank (a)	$6,000,000	$6,000,000
First National Bank of Gillette (b)	225,439	390,202
Bank of the West Reserve (c)	15,124	-
US Bank (d)	-	125,000
Total Lines of Credit Current Portion	$6,240,563	$6,352,579
Long Term Portion
First National Bank of Gillette (b)	-	162,624
Total	6,240,563	6,515,203

All amounts related to our lines of credit have been classified as current liabilities on our consolidated balance sheet as the result of covenant violations.

(a)

On November 19, 2010, the Company (through its wholly owned subsidiary CEP-M Purchase LLC) entered into a line of credit facility with Amegy Bank National Association (“Amegy”) for a revolving line of credit of up to $75,000,000.  The facility is to be used to finance up to 60% of the Company’s oil and gas acquisitions, subject to approval by Amegy.  The interest rate is based on LIBOR, the amount of the credit facility in use and other factors to determine the prevailing rate on outstanding principal balances (effective rate of 6.25% as of December 31, 2011).  Outstanding principal balances and any related accrued interest is due on September 17, 2013 subject to mandatory prepayment terms per the agreement.  The credit facility is secured by all assets of CEP-M Purchase LLC a mortgage on all proved reserves of specific wells.  As of December 31, 2011, the outstanding principal balance was $6,000,000.  The credit facility is subject to restrictive covenants, and as of December 31, 2011 and December 31, 2010, the Company was not in compliance with certain covenants including current ratio, leverage ratio and interest coverage ratio.   Due to the failure to maintain compliance with these covenants the outstanding balance on the line of credit has been classified as a current liability as of December 31, 2011 and 2010.

(b)

On November 29, 2010, the Company entered into an agreement with First National Bank of Gillette for a line of credit of up to $461,148.  The line of credit bears an interest rate of 6% and is secured by the right of offset against corporate depository account balances. Terms include the requirement of a monthly payment of $20,400 and the principal becomes due on November 30, 2012.

(c)

Through the acquisition of Miller Fabrication, LLC the company assumed a $15,124 line of credit that bears interest at 9.25% per annum. Terms include monthly payments of interest only, the line of credit matures on September 5, 2012

(d)

On January 20, 2010, the Company entered into an agreement with U.S. Bank for a line of credit of up to $200,000 with a maturity date of October 31, 2010. The Line bore interest of 4.95% per annum and was secured by assignments to oil and gas production, inventory and accounts receivable. This line of credit matured on October 31, 2010.  The line was repaid during our fiscal quarter ended September 30, 2010.

Term Debt

A summary of term debt is as follows:

	December 31, 2011	December 31, 2010
Current Portion
US Bank (a)	$659,107	$124,160
Ford Motor Credit (b)	9,325	37,525
CEP M (c)	-	1,500,000
Miller Group (d)	3,000,000	-
Term Notes Various (e)	885,000	-
Trade Term Notes Various (f)	336,377	-
Term Notes Related Party (g)	423,837	-
Total Current Portion	5,313,646	1,661,685
Long Term Portion
US Bank (b)	16,935	943,065
Ford Motor Credit (c)	20,642	-
Miller Group (d)	3,000,000	-
Trade Term Notes Various (f)	377,074	-
Term Notes Related Party (g)	-	6,033,666
Total	$8,728,297	$8,638,416

Outstanding balances on term notes and related party notes are due:
2012	$5,313,646
2013	3,223,165
2014	122,402
2015	45,106
2016	23,978
Total	$8,728,297

(a)

On January 20, 2010, the Company entered into a term loan agreement with U.S. Bank of $1,200,000 with a maturity date of January 20, 2013. Payments are due monthly of $16,935 which include interest at 4.95% per annum. The agreement is secured by the right of offset against corporate depository accounts and is guaranteed by certain shareholders.

(b)

On March 11, 2010, the Company entered into a term loan agreement with Ford Motor Credit of $42,820 with a maturity date of March 31, 2015.  Payments are due monthly of $871 which include interest at 7.99% per annum. The agreement is secured by a corporate vehicle.

(c)

On November 23, 2010, the Company entered into a term loan agreement with CEP-M, a related party. The line had a maturity date of January 31, 2012.  The note did not bear interest and was unsecured.  In June 2011the Company issued 2,639,384 shares of common stock to satisfy repayment of the note. The Company recognized a loss of $532,932 on the settlement of this loan.

(d)

On November 18, 2011 the Company issued two $3,000,000 notes payable to related parties in connection with the acquisition of Miller Fabrication. The notes bear interest at 0% and are due and payable on November 1, 2012 and November 1, 2013 respectively. The notes are convertible into shares of the Company’s common stock at a rate of 70% of the volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the conversion but not less than $0.30 per share and not more than $2.00 per share. Subsequent to December 31, 2011 the Company agreed to amend the Convertible Promissory Notes.  The amendments reduced the conversion price   to $0.05 for up to $2,700,000of the original $6,000,000 in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, principal related party exercised the amended conversion option whereby he converted $1,500,000 in principal into 30,000,000 shares of common stock, and a second related party converted $,200,000 in principal into 24,000,000 shares of common stock.

(e)

Between February 1, 2011 and October 2011, the Company entered into various term loan agreements.

Included in this amount were two notes payable in the amount of $500,000 each bearing interest at 10% and 5% respectively. These two notes were originated on February 17 and 18 2011 respectively. In connection with the issuance of these two notes payable a total of 500,000 and 100,000 warrants to purchase our common shares were issued, respectively.  The warrants are exercisable at $0.50 and $1.15 respectively.   These notes have been repaid as of December 31, 2011.

Included in this amount were $735,000 of convertible notes payable issued in April and May, 2011. The notes bear interest of 15% per annum and matured on December 31, 2011. The initial terms of the notes allowed for conversion into shares of our common stock at $0.50 per share. Due to the conversion options, the Company recorded debt discounts totaling $734,989. Accretion of the discount was $734,989 for the fiscal year ended December 31, 2011.

Prior to December 31, 2011, one of the convertible notes in the amount of $150,000 and $11,127 in accrued interest was converted into 2,747,948 shares of common stock. Prior to the conversion, our board of directors approved for the conversion price to be reduced to approximately $0.05 per share. The Company recognized losses of $113,667 as a result of the conversion.

Included in term notes payable is a $100,000 convertible promissory note that originated in October 2011, bearing interest at 7% and maturing on October 4, 2012. The Note is convertible at a maximum rate of $25,000 every 30 days into shares of the Company’s common stock based on 70% of the lowest two trading days VWAP, as defined in the terms of the agreement, for the five trading days prior to conversion.

In August 2011the Company issued two additional notes payable totaling $200,000 with maturities of July through September 2011. These past due notes payable bear interest at 0% per annum and are unsecured.

During July 2011, the Company entered into term loan agreements totaling $125,000 with various unrelated persons.  Payments are due on the earlier of the Company’s receipt of cash from July gas production, or July 29, 2011.  The promissory notes carry interest rates between 0%-12% per annum, and the Company agreed to issue 10,000 shares of the Company’s common stock.  The Company recorded the issuance of the common stock to interest expense of $5,310.  The notes were repaid in full in July 2011.

During August 2011, the Company entered into term loan agreements totaling $100,000 with an unrelated person. Payments are due on the earlier of the Company’s receipt of cash from August gas production, or August 29, 2011.The promissory note carries no interest rate, and the Company agreed to issue 100,000 shares of the Company’s common stock.  The Company recorded the issuance of the common stock to interest expense of $13,000.  The note was repaid in full in August 2011.

(f)

Included in trade term notes various are notes acquired by The Company through its acquisition of Miller Fabrication. The notes were originated on various dates ranging from May 3, 2010 to November 1, 2011. The notes bear interest from 0% and 7.95% per annum and have various maturities ranging from July 2012 through October, 2016.

(g)

A total of $423,837 and $0 was owed to various related parties as of December 31, 2011 and 2010, respectively. Included in these related party notes are;

•

A note payable in the amount of $165,570 bearing interest at 15% per annum. This note is past due as of December 31, 2011.

•

A note payable in the amount of $61,027 bearing interest at 0% per annum, this note is past due.

•

A note payable in the amount of $125,000 per annum bearing interest at 0% due and payable as of December 31, 2012.

•

A note payable in the amount of $50,000 bearing interest at 10% payable as of December 31, 2011.

Related Party Debt

•

A director/shareholder had an outstanding balance at January 1, 2011 of $5,392,591.  During the twelve months ended December 31, 2011, and received payments of $50,989.  Default penalties of $44,090 were added to the outstanding principal balance.  On September 30, 2011 he agreed to convert $3,919,691 of the outstanding principal balance and $488,491 of accrued interest to common and Preferred Series A shares resulting in a loss on debt extinguishment of $3,500,065. On September 30, 2011, this director/shareholder forgave $1,650,000 of the outstanding principal balance and $113,000 in accrued interest. The total forgiveness of $1,763,000 was recorded as additional paid in capital.

•

A director/shareholder had an outstanding principal balance at January 1, 2011 of $588,429.  During the year ended December 31, 2011, he loaned the Company an additional $52,261 and received payments of $26,550.  Default penalties of $39,909 were added to the outstanding principal balance.  On September 30, 2011, he agreed to convert $378,449 of the outstanding principal balance and $33,957 in accrued interest to common stock and Preferred Series A shares resulting in a loss on debt extinguishment of $350,000. On September 30, 2011, this director/shareholder forgave $225,000 of the outstanding principal balance and $25,022 of accrued interest. The total forgiveness of $150,022 was recorded as additional paid in capital.

•

A shareholder had an outstanding principal balance at January 1, 2011 of $163,927 and accrued interest of $1,333.  During the twelve months ended December 31, 2011, he loaned the Company an additional $357,500 and received payments of $451,503.  Default penalty interest of $26,750 was added to the outstanding balance.  As of December 31, 2011 a total of $165,570 of principal and $13,781 of accrued interest is due to this shareholder.

•

On March 10, 2011, a related party loaned the Company $50,000.  The terms allowed for the outstanding balance to be converted into common shares at a 50% discount to the Company’s stock price on the day of conversion.    On September 10, 2011, the related party sold this note, along with the conversion rights, to another related third party.  On September 22, 2011, the related party converted the note to 1,923,077 shares of the Company’s common stock, whereby the Company retired the outstanding debt, and recorded a $48,318 loss on extinguishment of debt.

Note 14:  Other Financing Arrangements

During the fourth quarter of 2011, Miller Fabrication LLC, a wholly owned subsidiary of the Company, entered into an accounts receivable factoring agreement with Amegy Bank National Association (“Amegy”).  Under the terms of the agreement the Company will sell, transfer and assign its rights to Miller receivables to Amegy.  Immediately upon transfer of the receivables, the Company receives 85% of the receivable balance.  Upon collection of the remainder of the receivable by Amegy, the Company receives the remaining 15% less fees.  As of December 31, 2011, the Company had not factored any accounts receivable nor received any cash payments in connection with this arrangement.

Note 15:  Related Party Transactions

During the year ended December 31, 2010, the Company had the following transactions with related parties:

•

The Company reimbursed certain related parties for the purchase of fixed asset additions and other business expenses totaling $229,627.  As of December 31, 2010, a total of $89,188 was owed to a related party.

•

The Company purchased of drilling tools and procured contract-based accounting services from a related party totaling $155,520.  These amounts had not been paid as of December 31, 2010.

•

Certain related parties paid loan origination fees on behalf of the Company totaling $71,075 during 2010.

•

Certain related parties provided personal guarantees on the Amegy Line of Credit which were valued at $2,193,897.

During the year ended December 31, 2011, the Company had the following transactions with related parties:

•

The Company leases real estate property from a related party.  Rent expense recognized in connection with this lease for the year ended December 31, 2011 amounted to $176,000 of which $17,822 was included in accounts payable as of December 31, 2011.

•

The Company purchased drilling tools from a related party totaling $97,966 of which $1,203 is included in accounts payable at December 31, 2011.

•

The Company incurred legal fees from a related party totaling $576,048, of which $49,413 is included in accounts payable at December 31, 2011.

•

The Company incurred consulting fees from a related party totaling $45,062 which had been paid in full as of December 31, 2011.

•

The Company incurred travel costs owed to related party totaling $199,394 of which $16,555 is included in accounts payable at December 31, 2011.

•

The Company recorded amortization of loan origination fees to a related party totaling $91,075, which is fully amortized as of December 31, 2011.

•

The Company recorded operating expenses paid to a related party totaling $96,680, of which $81,692 is in accrued expenses as of December 31, 2011.

•

In addition to the specific expenses outlined directly above, during the normal course of business, certain related parties procure goods and/or services on behalf of the Company. During 2011, these expenses totaled $144,423, of which $11,201 remains unpaid as of December 31, 2011.

Notes 11 and 13 provide additional detail related to certain equity and debt transactions between the Company and related parties.

Note 16:  Segment Reporting

In accordance with ASC 280, the Company has evaluated how it is managed by its chief operating decisions makers and how resources are allocated across the Company.  Based on this evaluation, the Company has identified two reportable operating segments which are (1) Natural Gas Properties segment and (2) the Construction Services segment.  The Company considers its gathering and marketing functions as ancillary to the natural gas activities and thus they do not collectively form a reportable operating segment.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

The Natural Gas Properties segment consists of all activities related to the exploration and production of natural gas, natural gas liquids and crude oil, while the Construction Services segment consists of all activities related to the construction of equipment and providing of services to the energy industry.

The table below reflects sales and other financial information by business segment as of and for the year ended December 31, 2011.  No comparable information is presented as of and for the year ended December 31, 2010, as the Company had only one reportable segment (Natural Gas Properties).

	Natural Gas Properties	Construction Services [1]	HPG Inc. Consolidated
Gas production revenue	$12,249,866	$-	$12,249,866
Service revenue	-	4,631,725	4,631,725
Other revenue	-	270,043	270,043
Total revenue	$12,249,866	$4,901,768	$17,151,634

Depreciation, Depletion, and Amortization	$8,288,837	$412,307	$8,701,144
Operating income / (loss)	$(46,854,363)	$317,589	$(46,536,774)

Interest expense	$2,867,116	9,070	2,876,186

Total assets	$26,983,739	$4,614,055	$31,597,794

1  The Company entered the Construction Services segment in the fourth quarter of 2011 with the acquisition of Miller Fabrication LLC and the formation of HPG Services LLC; hence, these operating results reflect only one quarter of activity.

Note 17:  Income Taxes

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2011 *	2010 *
Current deferred tax assets:
Fair Value Securities	$ --	$ (677,332)
Other current deferred tax assets	40,385	--
Noncurrent deferred tax assets:
Federal and state net operating loss carryovers	$ 14,152,654	$ 1,873,894
Stock based compensation	1,203,916	368,439
Oil and gas property and equipment	5,695,195	566,429
Other noncurrent deferred tax assets	10,912	--
Noncurrent deferred tax liabilities
Unrealized hedging gain	(901,714)	--
Net deferred tax assets	$ 20,201,348	$ 2,131,430
Less: Valuation allowance	(20,201,348)	(2,131,430)
Deferred tax liability	$ --	$ --

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	December 31,
	2011 *	2010 *

Expected benefit at federal statutory rate	(35.0%)	(35.0%)
State taxes net of federal benefit	--	--
Permanent differences	1.0%	--
Other	3.3%	--
Change in valuation allowance	30.7%	35.0%

	0%	0%

*Until October 18, 2010, the Company was operated as a Limited Liability Company. As such, all income and losses were reported directly by the members and thus there is no corporate tax effect until October 18, 2010.

The federal net operating loss (NOL) carry forward of approximately $40 million as of December 31, 2011 begins to expire in 2030.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carry forwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carry forwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Note 18:  Fair Value Measurement and Disclosure

The Company has adopted ASC 820, Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-

Quoted prices in active markets for identical assets or liabilities.

Level 2-

Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3-

Unobservable inputs based on the Company’s own assumptions,

Fair Value Measurements at December 31, 2011 using:

Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Commodity hedge	$2,182,400	$-	$2,182,400	$-

Proved gas properties	$2,874,097	$-	$-	$2,874,097
Unproved gas properties	$7,641,998	$-	$-	$7,641,998
ARO assets	$3,226,838	$-	$-	$3,226,838

December 31, 2010
Securities available for sale	$1,800,000	$1,800,000	$-	$-
Warrants issued with securities	$845,108	$-	$-	$845,108

Level 3 assets are comprised of gas properties and related equipment.  The Company these assets as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties.  The company considered current natural gas prices and the remaining lease term as a basis for determining the fair value.

Level 3 Reconciliation Tables:	Gas Properties
Balance, December 31, 2010	$-
Net book value prior to evaluation	32,432,066
Impairment to fair value	(18,689,133)
Balance, December 31, 2011	$13,742,933

Level 3 Reconciliation Tables:	Warrants
Balance, December 31, 2010	$845,108
Impairment to fair value	(845,108)
Balance, December 31, 2011	$-

Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, and accounts payable, accrued liabilities, lines of credit and long-term debt. With the exception of the long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The carrying amount of long-term debt approximates the fair value due to its floating rate structure.

Note 19:  Hedging and Derivative Financial Instruments

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

As of December 31, 2011 and 2010, the Company had entered into a swap agreement related to its natural gas production.  Location and quality differentials attributable to the Company's properties are not included.  The agreement provides for monthly settlement based on the differential between the agreement price and the actual CIG Rocky Mountains price.

During the year ended December 31, 2011 we recognized $2,786,142 of unrealized gains as well as $628,870 of realized gains related to our hedging arrangements. During the year ended December 31, 2010 we recognized $nil and $nil of unrealized and realized gains related to our hedging arrangements.

Note 20:  Commitments and Contingencies

Operating leases

The Company is currently renting office and manufacturing space at various locations under non-cancelable operating leaves extending through 2016.  Future minimum operating lease payments with initial of remaining terms of one year or more are as follows:

Year ended December 31,	Amount
2012	$682,500
2013	810,000
2014	1,083,081
2015	1,049,465
2016	785,663
Thereafter	-
Total Minimum Lease Payments	$4,410,709

Rent expense during the year ended December 31, 2011 was $352,500 with no comparable expense in the 2010 fiscal year as the Company did not have any operating leases.

Employment contracts

The Company is party to several employment agreements with key personnel, all of which began on various effective dates ranging from January 1, 2011 through March 1, 2012.  The agreements provide annual salaried compensation ranging from $70,000 to $175,000 and all contain similar terminology as to termination criteria.

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity.  The following table sets forth information about material long- term firm transportation contracts for pipeline capacity. Although exact amounts vary, as of December 31, 2011, we were committed to deliver the following fixed quantities of our natural gas production:

Type of Arrangement	Pipeline System / Location	Deliverable Market		Expiration
			Commitment ($/month)
Firm Transport	Trailblazer	CIG – Rocky Mountains	122,046	May 2012
Firm Transport	WC	CIG – Rocky Mountains	65,433	November 2015

Environmental impact

The Company is engaged in gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company.  Management believes its properties are operated in conformity with local, state and federal regulations.  No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

Note 21:  Supplemental Oil and Gas Information (Unaudited)

There are numerous uncertainties inherent in estimating quantities of natural gas reserves. Natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The Company retained Netherland Sewell and Associates, independent third-party reserve engineers, to perform an independent evaluation of proved, possible and probable reserves as of December 31, 2011. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

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

	Oil	Gas	Total
	(Barrels)	(MCF)	MCFE
Proved Reserves
Balance – January 1, 2010	5,020	535,950	566,070
Revisions of previous estimates	(3,627)	(163,582)	(185,356)
Extensions, discoveries and other additions	-	-	-
Production	(1,391)	(741,115)	(729,461)
Purchase (sales) of minerals		14,594,149	14,594,149

Balance - December 31, 2010	-	14,225,402	14,245,402
Revisions of previous estimates		(2,361,494)	(2,361,494)
Extensions, discoveries and other additions		27,247	27,248
Production		(5,587,741)	(5,587,741)
Purchase (sales) of minerals		-	-

Balance - December 31, 2011		6,303,414	6,303,414

Proved oil and gas reserves—Proved oil and gas reserves are those quantities of oil and gas which by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulation—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Probable reserves—Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.  As of December 31, 2011, Company does not have any probable reserves.

Possible reserves—Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.   As of December 31, 2011, the Company does not have any possible reserves

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2011, 2010 and 2009 in accordance with FASB ASC 932-Disclosuresabout Oil and Gas Producing Activities which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

	2011	2010	2009
(in thousands)
Future cash inflows	$22,275,400	$44,984,100	$2,198,840
Future production costs	(15,725,800)	(20,289,800)	(1,682,790)
Future development costs	(199,000)	(3,225,300)	(135,800)
Future income tax expenses	-	-	-
Future net cash flows	6,350,600	21,469,000	380,250
10% discount for estimated timing of cash flows	(1,128,000)	(4,606,400)	(33,140)
Standardized measure of discounted future net cash flows	$5,222,600	$16,862,600	$347,110

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved crude oil and natural gas reserves, as required by FASB ASC 932-235, at year end are set forth below. It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of the Company’s proved reserves.  The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary.  In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

Changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2011	2010	2009
(in thousands)
Standardized measure of discounted future net cash flows, beginning of year	$16,862,600	$347,110	$731,610
Changes in the year resulting from:
Sales, less production costs	2,113,560	(315,792)	(101,451)
Revisions of previous quantity estimates	(2,799,283)	-	(192,114)
Extensions, discoveries and other additions	22,576	17,299,708
Net change in prices and production costs	(13,018,428)	45,591	(366,475)
Changes in estimated future development costs		-	-
Previously estimated development costs incurred during the period	93,100	-	-
Purchases of minerals in place		(113,659)	166,560
Accretion of discount		34,711	108,980
Net change in income taxes	1,686,260	-	-
Timing differences and other	262,215	(435,069)	-
Standardized measure of discounted future net cash flows, end of year	$5,222,600	$16,862,600	$347,110

Estimates of economically recoverable oil and natural gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree subjective and may vary considerably from actual results. Therefore, actual production, revenues, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and natural gas may differ materially from the amounts estimated.

Note 22:  Subsequent Events

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from January 1, 2012 through the date of issuance of the financial statements. During this period we did not have any significant subsequent events, except as disclosed below:

On March 9, 2012, the Company entered into a definitive Securities Purchase Agreement with an accredited investor to sell an $836,000 10.3% OID secured convertible note (the “Note”).  The Company received $750,000 in cash financing through the transaction which the Company intends to utilize for bonding commitments and expansion into North Dakota, Colorado, and Texas.  The Note bears interest at the rate of 6% beginning 180 days after closing, which is payable in cash or shares of common stock at the option of the Company.  The Note is due in 18 months, can be repaid by the Company at any time, and is convertible into common stock only after 180 days at a conversion price of $0.05.  In addition, the investor received a warrant to purchase 4,180,000 common shares of the Company, exercisable for a period of 5 years from the initial funding.  The exercise price of the warrant will be $0.10 and will be subject to reset if the Company issues common shares at a price lower than the $0.05.  In the event no registration exists to allow for the sale of the warrants, the warrant will have cashless exercise rights.

On various dates during the first quarter of 2012, the Company converted 15% notes payable in the amount of $560,000. The convertible notes had been issued during 2011 allowing for conversion at a price of $0.50. As a component of the conversion note holders received the option to reduce the conversion price of these notes to $0.0375 to $0.07 per share.  As such, certain lenders converted their notes into 10,883,865 share of common stock.

On March 9, 2012, the Board of Directors approved the appointment of Siva Mohan to the Board of Directors.

On March 20, 2012, the Board of Directors of the Company authorized the issuance of 2,220,256 shares of common stock to certain investors as well as various consultants in exchange for services rendered.

On March 29, 2012, the Company agreed to amend the Convertible Promissory Note between the Company and the three principals of Miller Fabrication LLC.  The amendment reduced the conversion price from 70% of the average volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the closing but not less than $0.30 per share and not more than $2.00 per share to $0.05 for up to $2.7 MM of the original $6 MM in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, one principal exercised the amended conversion option whereby he converted $1.5 MM in principal into 30,000,000 shares of common stock, and a second principal converted $1.2 MM in principal into 24,000,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH PLAINS GAS, INC.

(the registrant)

By /s/ Brandon Hargett

Brandon Hargett

Chief Executive Officer

(Principal Executive Officer)

By /s/

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Hettinger Mark D. Hettinger	Chairman	April 16, 2012

/s/ Joseph Hettinger Joseph Hettinger	Director	April 16, 2012

/s/ Cordell Fonnesbeck Cordell Fonnesbeck	Director	April 16, 2012

/s/ Alan R. Smith Alan R. Smith	Director	April 16, 2012

/s/ Ty Miller Ty Miller	Director	April 16, 2012

/s/ Siva Mohan Siva Mohan	Director	April 16, 2012

90

EXHIBIT INDEX

Exhibit

No.

Description

3.1

Articles of Incorporation; filed with the Registrant’s Registration Statement on Form SB-2,

May 19, 2005

3.2

Bylaws; filed with the Registrant’s Registration Statement on Form SB-2, May 19, 2005

3.3

Amended Articles of Incorporation – changing name from Northern Explorations, Ltd. to High Plains Gas, Inc.; filed October 6, 2010 on Form 8-K

3.4

Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.5

By-laws of the registrant as amended effective October 14, 2005, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005, and hereby incorporated by reference.

3.6

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 250,000,000 shares and including a class of 20,000,000 shares of Preferred Stock; filed on Form 8-K March 15, 2011

3.7*

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 500,000,000 shares and including a class of 20,000,000 shares of Preferred Stock.

4.1

High Plains Gas, Inc. 2011 Employee and Consultant Stock Option Plan; filed with Registration Statement on Form S-8 March 11, 2011

10.1

Reorganization Agreement – between Northern Explorations, Ltd., (“NXPN”) a Nevada Corporation, and High Plains Gas, LLC, a Wyoming limited liability company (“HPG”), dated July 28, 2010;  filed with the Registrant’s Current Report on Form 8-K, August 8, 2010 as Exhibit 10.1

10.2

Amendment to the Reorganization Agreement - dated July 28, 2010, made and entered into as of September 13, 2010, by and between High Plains Gas, LLC, a Wyoming limited liability company  (“HPG”), and Northern Explorations, LTD., In (“NXPN”) a Nevada Corporation; filed  on Form 8-K, October 6, 2010

10.3

Agreement – Installment or Single Payment Note, Between High Plains Gas, LLC and U.S. Bank, dated January 20,2010 as amended; filed on Form 8-K October  22, 2010

10.4

Agreement – Mortgage Security Agreement, Financing statement and Assignment of Production,  Between High Plains Gas, LLC and Jim’s Water Service, Inc.: April 6, 2010. ; filed on Form 8-K October  22, 2010

10.5

Agreement – Master Agreement Regarding Redemption of Membership Units By High Plains Gas, LLC, Formation of M&H Resources, LLC, And Distribution And Assignment Of Certain Interests in Specific Oil and Gas Leases (the "Agreement"), effective May 5, 2010; between  High Plains Gas, LLC ("HPG"), its Members; filed on Form 8-K October  22, 2010

10.6

Agreement – Settlement and Well Buyout Agreement, Financing statement and Assignment of Production,  between High Plains Gas, LLC and Alpha Wyoming Land Company, LLC;   dated December 9, 2010; filed on Form 8-K October  22, 2010

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

91

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

10.18*

Member Interest Purchase Agreement dated as of October 14, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc.

10.19*

Employment Agreement between High Plains Gas, Inc. and Ty Miller dated November 10, 2011.

10.20*

Employment Agreement between High Plains Gas, Inc. and Levi 1Miller dated November 10, 2011.

10.21*

Employment Agreement between High Plains Gas, Inc. and Eric Jessen dated November 10, 2011.

10.22*

Convertible Promissory Note (one) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen.

10.23*

Convertible Promissory Note (two) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen.

10.24*

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller.

10.25*

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Levi Miller.

10.26*

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Eric Jessen.

10.27*

Lockup Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen.

10.28

Security Agreement by CEP-M Purchase, LLC in favor of Amegy Bank National Association as Collateral Agent dated November 19, 2010; filed on Form 8-K March 24, 2011

10.29

Mortgage, Security Agreement, Financing Statement and Assignment of Production from CEP-M Purchase, LLC to Amegy Bank National Association as Collateral Agent effective November 19, 2010; filed on Form 8-K March 24, 2011

10.30

Employment Agreement between the Company and Mark D. Hettinger dated as of January 1, 2011; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011

10.31

Employment Agreement between the Company and Brent M. Cook dated as of January 1, 2011; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011.

10.32

Employment Agreement between the Company and Joseph Hettinger dated as of January 1, 2011; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011.

10.33

Employment Agreement between the Company and Brandon Hargett dated as of January 1, 2011; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011.

10.34

Amendment No. 7 to the Purchase and Sale Agreement between J.M. Huber Corporation and High Plains Gas, Inc. effective as of May 3, 2011; filed on Form 8-K May 6, 2011.

10.35

Amendment No. 8 to the Purchase and Sale Agreement between J.M. Huber Corporation and High Plains Gas, Inc. effective as of May 31, 2011; filed on Form 8-K June 2, 2011.

92

10.36

Amendment No. 9 to the Purchase and Sale Agreement between J.M. Huber Corporation and High Plains Gas, Inc. effective as of June 30, 2011; filed on Form 8-K June 30, 2011.

10.37*

Amendment to Convertible Promissory Notes dated March 29, 2012 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen.

10.38*

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Ty Miller.

10.39*

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Levi Miller.

10.40

Securities Purchase Agreement dated as of March 9, 2012 by and between High Plains Gas, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.

10.41

Secured Convertible Promissory Note issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.

10.42

Warrant to Purchase Shares of Tonaquint issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.

10.43

Security Agreement dated as of March 9, 2012 by and among High Plains Gas, Inc., Miller Fabrication, LLC and Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.

10.44

Guaranty dated as of March 9, 2012 by and between Miller Fabrication, Inc. and Tonaquint, Inc.; ; filed on Form 8-K April 4, 2012.

10.45*

Amendment No. 1 to the Member Interest Purchase Agreement dated November 17, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc.

10.46*

Amendment No. 2 to the Member Interest Purchase Agreement dated November 18, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc.

21

Subsidiaries of registrant; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011.

31.1+

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2+

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

32.1+

Certification by the Chief Executive Officer of High Plains Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2+

Certification by the Chief Financial Officer of High Plains Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101^

Interactive Data Files (XBRL).

*Filed herewith

+ Furnished herewith

^ to be filed by Amendment

0

www.highplainsgas.com