Form 10-K/A
period 2011-12-31
High Plains Gas, Inc.
filed 2012-04-19
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Amendment No. 1

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

Explanatory Note

This Amendment no. 1 is filed solely to file the required interactive data (XBRL) formatted financial statements.  There is no other material change.

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

Date: April 18, 2012

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

3.6

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 250,000,000 shares and including a class of 20,000,000 shares of Preferred Stock; filed on Form 8-K March 15, 2011

3.7

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 500,000,000 shares and including a class of 20,000,000 shares of Preferred Stock; filed on Form 10-K April 16, 2012.

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

10.18

Member Interest Purchase Agreement dated as of October 14, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc.; filed on Form 10-K April 16, 2012.

10.19

Employment Agreement between High Plains Gas, Inc. and Ty Miller dated November 10, 2011; filed on Form 10-K April 16, 2012.

10.20

Employment Agreement between High Plains Gas, Inc. and Levi 1Miller dated November 10, 2011; filed on Form 10-K April 16, 2012.

10.21

Employment Agreement between High Plains Gas, Inc. and Eric Jessen dated November 10, 2011; filed on Form 10-K April 16, 2012.

10.22

Convertible Promissory Note (one) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen; filed on Form 10-K April 16, 2012.

10.23

Convertible Promissory Note (two) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen; filed on Form 10-K April 16, 2012.

10.24

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller; filed on Form 10-K April 16, 2012.

10.25

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Levi Miller; filed on Form 10-K April 16, 2012.

10.26

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Eric Jessen; filed on Form 10-K April 16, 2012.

10.27

Lockup Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen; filed on Form 10-K April 16, 2012.

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

10.37

Amendment to Convertible Promissory Notes dated March 29, 2012 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen; filed on Form 10-K April 16, 2012.

10.38

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Ty Miller; filed on Form 10-K April 16, 2012.

10.39

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Levi Miller; filed on Form 10-K April 16, 2012.

10.40

Securities Purchase Agreement dated as of March 9, 2012 by and between High Plains Gas, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.

10.41

Secured Convertible Promissory Note issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc ; filed on Form 8-K April 4, 2012.

10.42

Warrant to Purchase Shares of Tonaquint issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc.; filed on Form 8-K April 4, 2012.

10.43

Security Agreement dated as of March 9, 2012 by and among High Plains Gas, Inc., Miller Fabrication, LLC and Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.

10.44

Guaranty dated as of March 9, 2012 by and between Miller Fabrication, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.

10.45

Amendment No. 1 to the Member Interest Purchase Agreement dated November 17, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc. filed on Form 10-K April 16, 2012.

10.46

Amendment No. 2 to the Member Interest Purchase Agreement dated November 18, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc.; filed on Form 10-K April 16, 2012.

21

Subsidiaries of registrant; filed on Form 10-K for the Fiscal Year ended December 31, 2010 on April 18, 2011.

31.1*

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*

Certification by the Chief Executive Officer of High Plains Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*

Certification by the Chief Financial Officer of High Plains Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101*

Interactive Data Files (XBRL).

*Filed herewith

0

www.highplainsgas.com