Form 10-Q
period 2012-03-31
High Plains Gas, Inc.
filed 2012-05-21
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2012 was 344,131,886 shares.

.

HIGH PLAINS GAS, INC.

TABLE OF CONTENTS

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 827,819	$ 435,015
Certificates of deposit	201,988	201,988
Accounts receivable, net	2,182,636	4,055,189
Deferred financing fees, net	144,027	89,905
Rebates receivable, accounts receivable sales	298,042	-
Bond commitment fees, net	62,210	100,140
Funds in escrow	750,000	750,000
Commodity hedge, current portion	2,554,914	2,182,400
Prepaid and other	139,317	99,766
Total current assets	7,160,953	7,914,403

Natural Gas Properties-using successful efforts method	43,564,657	43,553,233
Less accumulated depletion, depreciation and amortization	(30,700,152)	(29,810,300)
Natural Gas Properties-net	12,864,505	13,742,933

Property, Plant and Equipment-net	2,373,786	2,293,292
Other Assets	7,701,431	7,647,166
Total Assets	$ 30,100,675	$ 31,597,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 17,007,857	$ 16,314,313
Current portion-term debt	942,944	1,889,809
Current portion - lines of credit	6,147,993	6,240,563
Notes payable – related parties	723,837	3,423,837
Total current liabilities	24,822,631	27,868,522

Notes Payable – related parties	3,000,000	3,000,000
Debt Obligations – term debt, net of current	562,019	414,651
Asset Retirement Obligation	9,507,347	9,320,074
Total liabilities	37,891,997	40,603,247

Stockholders’ Deficit:
Preferred stock - $.001 par value: 20,000,000 authorized; 0 issued and outstanding	-	-
Series A Convertible Preferred stock - $1,000 par value: 2,500 authorized; 810.971 and 0 issued and outstanding, respectively	810,971	810,971
Common stock - $.001 par value: 500,000,000 authorized; 344,131,886 and 275,714,410 issued and outstanding, respectively	344,132	275,714
Additional paid in capital	60,235,583	53,229,680
Accumulated deficit	(69,182,008)	(63,321,818)
Total stockholders’ (deficit)	(7,791,322)	(9,005,453)
Total Liabilities and Stockholders’ (Deficit)	$ 30,100,675	$ 31,597,794

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
Revenues
Natural gas revenue	$ 1,523,916	$ 4,027,084
Service revenue	6,410,136	-
Total Revenue	7,934,052	4,027,084

Costs and Expenses
Lease operating expense and production taxes	2,065,378	4,126,138
Cost of services	6,147,441	-
General and administrative expense	3,281,209	2,255,696
Depreciation, depletion and amortization	950,224	1,933,567
Other operating expenses	-	439,170
Amortization of bond commitment / financing fees	73,807	853,168
Realized commodity hedge (gain)	(734,525)	(151,745)
Loss on impairment of gas properties	487,787	-
Accretion of asset retirement obligation	187,273	219,224
Total Costs and Expenses	12,458,594	9,675,218

Operating (Loss)	(4,524,542)	(5,648,134)

Other Income (Expense)
Other income (expense)	(258,170)	6,868
(Loss) on valuation of equity securities	--	(3,249)
Unrealized commodity hedge gain / (loss)	372,513	(420,914)
Loss on extinguishment of debt	(1,252,118)	-
Interest (expense)	(197,872)	(913,194)
Total Other Income (Expense)	(1,335,647)	(1,330,489)

Net (Loss)	$ (5,860,189)	$ (6,978,623)

Preferred stock dividend	(20,170)	-

Net (Loss) applicable to common stockholders	(5,880,359)	$ (6,978,623)

Net (Loss) per share	$ (0.02)	$ (0.04)

Weighted average number of common shares outstanding – basic and diluted	284,547,815	161,427,692

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	For the Three Months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss)	$ (5,860,189)	$ (6,978,623)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Depletion, depreciation and amortization	950,224	1,933,567
Accretion of asset retirement obligation discount	187,273	219,224
Amortization of bond commitment and finance fees	73,807	853,168
Unrealized commodity hedge (gain) / loss	(372,513)	420,914
Stock and warrant based compensation	1,351,624	1,250
Stock issued for services	143,000	30,000
Stock issued for commitment fee	250,000	-
Loss on impairment of oil and gas prospect	487,787	-
(Gain) / loss on fair value of securities	-	3,249
Loss on debt conversion	172,118	-
Loss on debt conversion related party	1,080,000	-
Proceeds from the sale of accounts receivable	1,548,317	-
Interest added to related party notes payable	-	87,254
Changes in operating assets and liabilities:
(Increase) / decrease in Accounts receivable	26,196	(80,874)
(Increase) / decrease in Prepaid and other assets	(443,551)	45,724
Increase / (decrease) in Payables and accrued liabilities	695,235	3,785,089
Net cash provided by operating activities	289,328	319,942

Cash Flows from Investing Activities:
Additions to oil and gas properties	(11,424)	(187,378)
Deposits on acquisition of oil and gas property	--	(2,000,000)
Purchase of equipment	(59,611)	(41,757)
Net cash used in investing activities	(71,035)	(2,229,135)

Cash Flows from Financing Activities:
Proceeds from related party notes payable	-	1,668,604
Repayment of related party notes payable	-	(1,351,000)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(92,570)	(43,053)
Proceeds from term debt	750,000	-
Repayment of term debt	(402,919)	(39,624)
Stock issued for cash, net of fees	-	1,947,500
Warrants issued for cash	-	1,000,000
Payment of bond commitment fees	(20,000)	-
Payment of financing fees	(60,000)	(750,000)
Payment of equity issuance fees	-	(184,170)
Net cash provided by financing activities	174,511	2,323,257

Net Increase in Cash and Cash Equivalents	392,804	414,064

Cash and Equivalents, at beginning of period	435,015	208,823

Cash and Equivalents, at end of period	$ 827,819	$ 622,887

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (continued)

(UNAUDITED)

For the Three Months Ended March 31,
	2012	2011
Supplemental Cash Information:
Cash Paid for interest	$ 208,321	$ 241,799

Non-cash transactions:
Deposit on acquisition of oil and gas property with stock	$ -	$ 1,635,000
Stock sold through subscription agreement	$ -	$ 217,500
Stock and warrants issued in conversion of related party notes payable	$ 3,780,000	$ 309,573
Warrants issued as compensation	$ -	$ 1,250
Discount on convertible notes recorded to additional paid in capital	$ 836,000	$ -
Common stock issued in connection with prepaid services	$ 27,591	$ -
Common stock issued in connection with settlement of accounts payable	$ 41,509	$ -
Common stock issued in connection with conversion of notes payable	$ 811,263	$ -
Dividends declared on Series A Convertible Preferred Stock	$ 20,170	$ -
Equipment purchased with debt financing	$ 153,311	$ -

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1:  ORGANIZATION

High Plains Gas Inc. (“The Company, “We, “Our”), a Nevada corporation, together with its wholly owned subsidiaries, provides construction, repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming, North Dakota, Montana, Oklahoma and Texas, and produces natural gas in the Powder River Basin in Northeast Wyoming.  During our fiscal year ended December 31, 2011, we commenced a strategic shift in operations from primarily natural gas production to a more focused approach towards construction, repair and maintenance services thus realizing a more diversified revenue stream for the company.

NOTE 2:  BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2011.

The Company is comprised of two operating segments:  Natural Gas Production and Energy Construction Services, Repair and Maintenance Services.  The unaudited condensed consolidated financial statements include High Plains and its wholly owned subsidiaries, High Plains Gas, LLC, which represents the Natural Gas Production operating segment and HPG Services LLC and Miller Fabrication LLC, which together represent the Energy Construction, Repair and Maintenance Services operating segment.  All significant intercompany transactions have been eliminated in consolidation.

Business Segment Information.  In accordance with FASB Accounting Standards Codification “ASC” 280, the Company has evaluated how it is organized and managed and has identified two operating segments which include (1) the exploration and production of natural gas, natural gas liquids and crude oil and (2)  construction services and repair and maintenance services for the energy industry. The Company considers its gathering and marketing functions as ancillary to these activities.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

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

Reclassifications.  Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements so as to conform to current year classifications.

NOTE 3:  LIQUIDITY

The Company incurred a net loss of approximately $5,860,189 during the first quarter of 2012, has negative working capital of approximately $ 17,661,678 and an accumulated deficit of approximately $69,182,008. As a result the Company is in technical default of certain covenants contained in its credit and loan agreement with its primary lender. The holder of the promissory note under the credit and loan agreement may at its option give notice to the Company that the amount is immediately due and payable.  As a result, $6.0 million of the Company’s long-term debt has been classified as a current liability in the accompanying unaudited balance sheet at March 31, 2012

The Company’s recurring losses and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established certain internal operating and management initiatives which include potential disposal of certain non-performing assets, raising new capital for future operations and focusing on the recently created Construction Services, Repair and Maintenance division. However, there can be no assurance that the Company will be successful in achieving its objectives.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2011.

NOTE 5:  LOSS PER COMMON SHARE

We do not report fully diluted loss per common share as the effect would be anti-dilutive.

NOTE 6:  NATURAL GAS PROPERTIES

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

The unit-of-production method of depreciation, depletion, and amortization of gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Depletion expense was $402,069 and $1,893,226 during the first quarters of 2012 and 2011, respectively.

Aggregate Capitalized Costs.  Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Capitalized Costs	Accumulated DD&A and Impairment	Net Capitalized Costs
As of March 31, 2012
Proved	$ 18,867,406	$ (16,383,950)	$ 2,483,456
Unproven	9,755,742	(2,601,531)	7,154,211
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(5,336,045)	3,226,838
Total	$ 43,564,657	$ (30,700,152)	$ 12,864,505

As of December 31, 2011
Proved	$ 18,855,982	$ (15,981,885)	$ 2,874,097
Unproven	9,755,742	(2,113,744)	7,641,998
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(5,333,045)	3,226,838
Total	$ 43,533,233	$ (29,810,300)	$ 13,742,933

Costs incurred in Oil and Gas Activities.  Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	March 31, 2012	December 31, 2011

Lease acquisition costs	$ 20,914,226	$ 20,914,226
Development costs	14,087,549	14,076,124
Asset retirement costs	8,562,882	8,562,882
Total operations	$ 43,564,657	$ 43,533,233

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.  Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.  During the three months ended March 31, 2012 and 2011, the Company recognized non-cash impairment charges of $487,787 and $nil respectively.  Impairment charges relate to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

Revenue.  Revenues from the sale of natural gas and crude oil are recognized when the product is delivered at a fixed or determinable price, title as transferred, collectability is reasonably assured, and evidenced by a contract.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of gas actually sold by the Company.  In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company’s remaining over-and-under produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at March 31, 2012 and 2011 were not significant.

NOTE 7:  ASSET RETIREMENT OBLIGATION

Asset retirement obligations require the recognition of a liability for certain obligations associated with the retirement of long lived assets. Changes in the Company’s asset retirement obligations were as follows:

	Three Months Ended March 31,
	2012	2011

Asset retirement obligations, beginning of period	$ 9,320,074	$ 8,229,630
Liabilities related to acquisitions	-	-
Revisions in estimated liabilities	-	-
Accretion expense	187,273	219,224
Asset retirement obligations, end of period	$ 9,507,347	$ 8,448,854

NOTE 8:  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.

	March 31, 2012	December 31, 2011

Transportation and vehicles	$ 1,319,478	$ 1,076,949
Equipment and other	1,171,831	1,311,161
Computer and software	423,069	313,346
	2,914,378	2,701,456
	(540,592)	(408,164)
	$ 2,373,786	$ 2,293,292

Depreciation expense was $142,427 and $40,341 during the three months ended March 31, 2012 and 2011, respectively.

NOTE 9:  CERTIFICATES OF DEPOSIT

The Company maintains certificates of deposits that have been established for the purpose of operations in the state of Wyoming.  At March 31, 2012 and December 31, 2011, the outstanding amount totaled $201,988 and $201,988, respectively.

NOTE 10:  ACQUISITIONS AND DISPOSITIONS

Business Combinations

Miller Fabrication, LLC:  On October 14, 2011 the Company entered into a purchase and sale agreement with Miller Fabrication, LLC, a Douglas, Wyoming-based facility construction and repair and maintenance services company serving the energy industry, for total consideration of $845,000 in cash consideration, $3,000,000 in a short term note payable, $3,000,000 in a long term note payable, and 12,000,000 options to purchase High Plains common shares.  The effective date of the transaction was October 1, 2011.  On March 29, 2012, the Board of Directors approved an amendment to the notes payable to reflect a conversion price of $0.05 per share for $2,700,000 in principal and the conversion of said principal into 54,000,000 shares of common stock.  Notes 12 and 14 provide additional information about the conversion.

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
Current assets	$ 1,813,940
Property and equipment	633,278
Employment agreements	2,142,812
Customer relationships	5,716,694
Total assets acquired	$ 10,306,724
Total liabilities assumed	1,319,092
Net assets acquired	$ 8,987,632

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

NOTE 11:  INTANGIBLE ASSETS

The components of identifiable intangible assets as of March 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible Assets:
Customer Relationships	$ 5,716,694	$ 571,669	$ -	$ 5,145,025	5
Employment Agreements	2,154,092	214,281	11,280	1,928,531	5
Total	$ 7,870,786	$ 785,950	$ 11,280	$ 7,073,556	5

Amortization expense for intangible assets was $411,524 for the three months ended March 31, 2012, with no comparable expense in 2011.

Expected future intangible asset amortization as of March 31, 2012 is as follows:

Fiscal Year:
2012	$1,178,926
2013	1,571,901
2014	1,571,901
2015	1,571,901
2016	1,178,927
Total	$7,073,556

NOTE 12:  SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2012 and December 31, 2011, there were 500,000,000 shares of our $0.001 par value common stock authorized.  The Company increased its common stock authorization to 350,000,000 shares during the second quarter of fiscal year ended December 31, 2011.  During the third quarter of the 2011 fiscal period, the Company further increased the authorization to 500,000,000 shares.  As of March

31, 2012 and December 31, 2011, 344,131,886 and 275,714,410 shares common stock were outstanding, respectively.

During the three months ended March 31, 2012, the Company issued 68,417,476 shares of its common stock as follows:

•

1,297,411 shares of common stock were issued to external service providers for services rendered at values between $0.06 and $0.15 per share.

•

1,000,000 shares of common stock were issued to a related party for services rendered at $0.08 per share.

•

54,000,000 share of common stock were issued to related parties at $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $1,080,000.

•

10,883,665 shares of common stock were issued at values between $0.04 and $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $172,118.

•

1,236,400 shares of common stock were issued at $0.07 in association with a stock purchase agreement.

Preferred Stock

As of March 31, 2012  We had two classes of preferred shares;  Preferred shares $0.001 par value 20,000,000 authorized, no shares issued and outstanding as of December 31, 2011 and March 31, 2012. Convertible Preferred shares series A, par value $1,000.  These shares have no voting rights the total number of shares authorized is 2,500. The shares will pay dividends in cash or in shares of the Company’s common stock at 10%. As of March 31, 2012 and December 31, 2011 there were 810.971 preferred shares issued and outstanding. Dividends totaling $40,743 have been accrued as payable to preferred shareholders as of March 31, 2012.

NOTE 13:  SHARE BASED COMPENSATION

Common Stock Options

During the three months ended March 31, 2012, Our board of directors approved the grant of 4,834,044 options to employees and external consultants.  During the twelve months ended December 31, 2011, Our board of directors approved the grant of 81,000,000 options to directors and former directors of the Company, Our Chief Executive Officer, and the principals of Miller Fabrication LLC in relation to the Company’s acquisition of Miller and the principals’ employment roles at the Company.  No options were granted prior to January 1, 2011.  Additionally, during the fourth quarter of 2011, the board of directors approved a reduction in the exercise price the options previously granted to the directors and former directors of the company from $1.02 to $0.05.

A summary of the activity through March 31, 2012 is as follows:

	Number of Shares	Weighted Avg. Exercise Price (1)
Options outstanding - December 31, 2010	-	-

Granted during period	81,000,000	$0.10
Exercised during period	-	-
Forfeited during period	(160,000)	$1.02
Expired during period	-	-

Options outstanding - December 31, 2011	80,840,000	$0.09
Options exercisable – December 31, 2011	16,200,000	$0.09

Granted during period	4,834,044	$0.09
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	-	-

Options outstanding – March 31, 2012	85,674,044	$0.09
Options exercisable – March 31, 2012	17,166,809	$0.09

(1)

 Reflects the adjusted exercise price of the options issued to the board members and former board members

In computing the share based compensation expense, the Company applied fair value accounting for stock option issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model.  Due to the repricing of certain stock options, the Company, in accordance with ASC 718-20-55, recalculated the fair value of each stock option granted in order to determine additional share based compensation expense associated with the vested and unvested portion of each option grant.   The Black-Scholes assumptions used are as follows:

Exercise Price – Original Price	$0.05 - $1.02
Exercise Price – Adjusted Price	$0.05 - $0.11
Dividend Yield	0%
Volatility	143.7% - 144.21%
Risk-free interest rate	0.87% - 1.17%
Expected life of options	4 years
Expected forfeitures	0%

During the three months ended March 31, 2012 and 2011, the Company recognized $829,296 and $nil in share-based compensation respectively related to these issuances.  During the three months ended March 31, 2012, the Company adjusted the calculation of the periodic share-based compensation expense to align with the vesting period of the option agreements.  As such, included in the total share based compensation expense during the first quarter of 2012 is $91,842 to true-up expenses recognized in prior periods.  As of March 31, 2012, there was $9,616,423 in deferred share-based compensation expense related to the unvested portion of the options.

At March 31, 2012, the total intrinsic value of all options outstanding and all options exercisable was $427,144 and $85,429, respectively.  As of December 31, 2011, the total intrinsic value of all options outstanding and all options exercisable was $832,000 and $166,400, respectively.

Warrants

During the three months ended March 31, 2012, the Company issued 4,180,000 warrants in connection with a debt financing.  During the twelve months ended December 31, 2011, the Company issued a total of 1,839,679 stock purchase warrants of which 750,000 were issued to employees as compensation with the remainder issued for cash or in association with debt agreements.

A summary of the activity through March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding - December 31, 2010	5,289,627	$0.50
Warrants exercisable - December 31, 2010	5,289,627	$0.50

Granted during period	1,839,679	$0.53
Exercised during period	-	-
Forfeited during period	(1,500,000)	$0.50
Expired during period	-	-

Warrants outstanding - December 31, 2011	5,629,306	$0.51
Warrants exercisable - December 31, 2011	5,179,306	$0.51

Granted during period	4,180,000	$0.10
Exercised during period	-	-
Forfeited during period	(250,000)	$0.50
Expired during period	-	-

Warrants outstanding – March 31, 2012	9,559,306	$0.33
Warrants exercisable – March 31, 2012	9,399,306	$0.33

In computing share based compensation expense, the Company applied fair value accounting for stock warrant issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise Price	$0.10 - $1.25
Dividend Yield	0%
Volatility	90% – 175%
Risk-free interest rate	0.90% - 1.31%
Expected life of warrants	1 – 5 years
Expected forfeitures	0%

During the three months ended March 31, 2012 and 2011, we recognized $522,328 and $nil in stock based compensation respectively related to warrants issued to employees.  During the three months ended

March 31, 2012, the Company adjusted the calculation of the periodic share based compensation expense to reflect the lack of requisite service requirement associated with the vesting period of the warrant agreements.  As such, included in the total share based compensation expense during the first quarter of 2012 is $520,902 to true-up expenses recognized in prior periods.  As of March 31, 2012, there was $nil in deferred share based compensation expenses related to the unvested portion of the warrants.

At March 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.  At December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.

NOTE 14:  DEBT

Letters of Credit

The Company entered into a line of credit agreement with First National Bank of Gillette on November 12, 2010 to provide letters of credit to various agencies and entities for the bonding required to operate the Company’s methane wells.  These letters of credit totaled $7,839,358, and any outstanding balances carry an interest rate of 1% over the U.S. Bank Denver Prime Rate.  On April 15, 2011, the Company entered into an agreement with Zurich North America to provide fifty percent coverage on the outstanding bonding requirements. The letters of credit were subsequently reduced to $3,928,773.  Any outstanding amounts and related interests are due on demand.  The agreement is secured by the right of setoff against corporate depository account balances, a mortgage on certain real property, all improvements and equipment on certain well sites and including rights to future production, assignment of a life insurance policy on the Chief Operating Officer as well as personal guarantees of certain shareholders.  There were no amounts outstanding on this agreement as of March 31, 2012 and December 31, 2011.

Lines of Credit

A summary of lines of credit outstanding is as follows:

	March 31, 2012	December 31, 2011
Current Portion
Amegy Bank (a)	$ 6,000,000	$ 6,000,000
First National Bank of Gillette (b)	147,993	225,439
Bank of the West Reserve (c)	--	15,124
Total Lines of Credit Current Portion	$ 6,147,993	$ 6,240,563

All amounts related to our lines of credit have been classified as current liabilities on our consolidated balance sheet as the result of covenant violations.

(a)

On November 19, 2010, the Company (through its wholly owned subsidiary CEP-M Purchase LLC) entered into a line of credit facility with Amegy Bank National Association (“Amegy”) for a revolving line of credit of up to $75,000,000.  The facility is to be used to finance up to 60% of the Company’s oil and gas acquisitions, subject to approval by Amegy.  The interest rate is based on LIBOR, the amount of the credit facility in use and other factors to determine the prevailing rate on outstanding principal balances (effective rate of 6.25% as of December 31, 2011).  Outstanding principal balances and any related accrued interest is due on September 17, 2013 subject to mandatory prepayment terms per the agreement.  The credit facility is secured by all assets of CEP-M Purchase LLC a mortgage on all proved and possible reserves as well as related well and gathering equipment.  As of March 31, 2012, the outstanding principal balance was

$6,000,000.  The credit facility is subject to restrictive covenants, and as of March 31, 2012 and December 31, 2011, the Company was not in compliance with certain covenants including but not limited to: current ratio, leverage ratio and interest coverage ratio. The outstanding balance on the line of credit has been classified as a current liability as of March 31, 2012 and December 31, 2011due to the failure to maintain compliance with these covenants.

(b)

On November 29, 2010, the Company entered into an agreement with First National Bank of Gillette for a line of credit of up to $461,148.  The line of credit bears an interest rate of 6% and is secured by the right of offset against corporate depository account balances. Terms include the requirement of a monthly payment of $20,400 and the principal becomes due on November 30, 2012.

(c)

Through the acquisition of Miller Fabrication, LLC the company assumed a $15,124 line of credit that bears interest at 9.25% per annum and was scheduled to mature on September 5, 2012.  The line of credit was repaid during the first fiscal quarter of 2012.

Term Debt

A summary of term debt is as follows:

	March 31, 2012	December 31, 2011
Current Portion
US Bank (a)	$ 633,524	$ 659,107
Ford Motor Credit (b)	8,761	9,325
Term Notes Various (d)	961,875	885,000
Trade Term Notes Various (e)	174,782	336,377
Total Current Portion	1,778,942	1,889,809
Debt Discount (d)	(835,998)	-
Current Portion, net	$ 942,944	$ 1,889,809
Related Party
Term Notes Related Party (f)	$ 423,837	$ 423,837
Miller Group (c)	300,000	3,000,000
Total Current Portion Related Party	$ 723,837	$ 3,423,837

Long Term Portion
US Bank (a)	$ -	$ 16,935
Ford Motor Credit (b)	19,231	20,642
Term Notes Various (d)	114,125	-
Trade Term Notes Various (e)	428,663	377,074
Total Long Term Portion	$ 562,019	$ 414,651
Related Party
Miller Group (c)	3,000,000	3,000,000
Total Long Term Portion Related Party	$ 3,000,000	$ 3,000,000

Total Term Debt	$ 5,228,800	$ 8,728,297

Outstanding balances on term notes and related party notes are due:

2012	$1,666,781
2013	3,271,270
2014	151,496
2015	77,416
2016	58,903
2017	2,934
Total	$5,228,800

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

(c)

On November 18, 2011 the Company issued two $3,000,000 notes payable to related parties in connection with the acquisition of Miller Fabrication. The notes bear interest at 0% and are due and payable on November 1, 2012 and November 1, 2013 respectively. The notes are convertible into shares of the Company’s common stock at a rate of 70% of the volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the conversion but not less than $0.30 per share and not more than $2.00 per share. Subsequent to December 31, 2011 the Company agreed to amend the Convertible Promissory Notes.  The amendments reduced the conversion price to $0.05 for up to $2,700,000 of the original $6,000,000 in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, principal related party exercised the amended conversion option whereby he converted $1,500,000 in principal into 30,000,000 shares of common stock, and a second related party converted $1,200,000 in principal into 24,000,000 shares of common stock.

(d)

Between April 2011 and March 2012, the Company entered into various term loan agreements. Included in various term notes were:

 $735,000 of convertible notes payable issued in April and May, 2011. The notes bear interest of 15% per annum and matured on December 31, 2011. The initial terms of the notes allowed for conversion into shares of our common stock at $0.50 per share. Due to the conversion options, the Company recorded debt discounts totaling $734,989. The debt discount was fully accreted as of December 31, 2011.

A $100,000 convertible promissory note was originated in October 2011. The note bears interest at 7% and maturing on October 4, 2012. The Note is convertible at a maximum rate of $25,000 every 30 days, into shares of the Company’s common stock based on 70% of the lowest two trading days VWAP, as defined in the terms of the agreement, for the five trading days prior to conversion.

Two additional notes payable, totaling $200,000 issued in August 2011 with maturities of July through September 2011. These past due notes payable bear interest at 0% per annum and are unsecured.

A secured convertible promissory note totaling $836,000 issued in March 2012 maturing in September 2013 and bearing interest at 6% per annum.  Payments of the greater of $103,125 or 1/8th of the principal balance plus accrued interest are due monthly beginning in September 2012.  Due to the conversion options, the Company recorded a debt discount totaling $836,000.  During the three months ended March 31, 2012, accretion of the debt discount was $2.

Prior to December 31, 2011, one of the convertible notes in the amount of $150,000 plus accrued interest was converted into 2,747,948 shares of common stock. Prior to the conversion, our board of directors approved for the conversion price to be reduced to approximately $0.05 per share. The Company recognized losses of $113,667 as a result of the conversion.

Prior to March 31, 2012, several of the convertible notes in the amount of $560,000 plus accrued interest and penalties were converted into 10,883,665 shares of common stock.  Prior to the conversion, our board of directors approved for the conversion price to be reduced to between $0.0375 and $0.07 per share. The Company recognized losses of $172,118 as a result of the conversion.

Prior to March 31, 2012, the Company made cash principal payments of $85,000 on two convertible notes totaling $200,000.

(e)

Between October 2011 and February 2012, the Company acquired or entered into various term note agreements including:

Notes acquired by The Company through its acquisition of Miller Fabrication. The notes were originated on various dates ranging from May 3, 2010 to November 1, 2011. The notes bear interest from 0% and 7.95% per annum and have various maturities ranging from July 2012 through October 2016.

Four notes originated in February 2012.  The notes bear interest at 6.8% per annum and mature in February 2017.

(f)

A total of $423,837 and $423,837 was owed to various related parties as of March 31, 2012 and December 31, 2011, respectively. Included in these related party notes are;

•

A note payable in the amount of $165,570 bearing interest at 15% per annum. This note is past due as of March 31, 2012.

•

A note payable in the amount of $61,027 bearing interest at 0% per annum.  This note is past due as of March 31, 2012

•

A note payable in the amount of $122,240 per annum bearing interest at 0% due and payable as of December 31, 2012.

•

A note payable in the amount of $50,000 bearing interest at 10%.  This note is past due as of March 31, 2012.

•

A note payable in the amount of $25,000 bearing interest at 0% per annum.  This note is past due as of March 31, 2012.

NOTE 15:  OTHER FINANCING ARRANGEMENTS

During the fourth quarter of 2011, Miller Fabrication LLC, a wholly owned subsidiary of the Company, entered into an accounts receivable financing agreement with Amegy Bank National Association (“Amegy”).  Under the terms of the agreement the Company will sell, transfer and assign its rights to Miller receivables to Amegy.  Immediately upon transfer of the receivables, the Company receives 85% of the receivable balance.  Upon collection of the remainder of the receivable by Amegy, the Company receives the remaining 15% less fees.  As of March 31, 2012, the Company had recorded a receivable related to accounts receivable sold to Amegy in the amount of $298,042 in connection with this arrangement. The sale agreement allows for Amegy to resell back to the Company any uncollected receivable that is greater than 90 days in age or otherwise deemed to be defected. As of March 31, 2012 $1,846,179 in accounts receivable remained eligible for re-purchase by High Plains.

NOTE 16:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company had the following transactions with related parties:

•

The Company leases real estate property from related parties.  Rent expense recognized in connection with these entities for the three months ended March 31, 2012 totaled $146,500 and $176,000 for the year ended December 31, 2011.  As of March 31, 2012, $48,000 of prepaid rent has been paid to these entities.

•

The Company incurred legal fees from a related party totaling $52,409, which had been paid in full as of March 31, 2012.  Additionally, as of March 31, 2012, the Company recorded prepaid legal fees to the same related party in the amount of $27,591.

•

In addition to the specific expenses outlined directly above and during the normal course of business, certain related parties procure goods and/or services on behalf of the Company.  During the three months ended March, 31, 2012, these expenses totaled $4,994, of which $3,326 remains in accounts payable as of March 31, 2012.

Notes 12 and 14 provide additional detail related to certain equity and debt transactions between the Company and related parties.

NOTE 17:  SEGMENT REPORTING

In accordance with ASC 280, the Company has evaluated how it is managed by its chief operating decisions makers and how resources are allocated across the Company.  Based on this evaluation, the Company has identified two reportable operating segments which are (1) Natural Gas Properties segment and (2) the Construction Services, Repair and Maintenance Services segment.  The Company considers its gathering and marketing functions as ancillary to the natural gas activities and thus they do not collectively form a reportable operating segment.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

The Natural Gas Properties segment consists of all activities related to the exploration and production of natural gas, natural gas liquids and crude oil, while the Construction Services, Repair and Maintenance Services segment consists of all activities related to the construction of equipment and providing of services to the energy industry.

The table below reflects sales and other financial information by business segment as of and for the three months ended March 31, 2012.  No comparable information is presented as of and for the three months ended March 31, 2011, as the Company had only one reportable segment (Natural Gas Properties).

	Natural Gas Production	Energy Construction Services [1]	Corporate	HPG Inc. Consolidated

Gas production revenue	$ 1,523,916	$ -	$ -	$ 1,523,916
Service revenue	-	5,387,729	-	5,387,729
Other revenue	-	1,022,407	-	1,022,407
Total revenue	$ 1,523,916	$ 6,410,136	$ -	$ 7,934,052

Depreciation, Depletion, and Amortization	$ 974,922	$ 49,109	$ -	$ 1,024,031
Operating (loss)	$ (2,575,363)	$ (934,364)	$ (1,014,815)	$ (4,524,542)

Interest expense	(161,109)	(36,763)	-	(197,872)

Total assets	$ 24,543,693	$ 5,556,982	$ -	$ 30,100,675

1  The Company entered the Construction Services segment in the during the third  fourth quarters of 2011 with the acquisition of Miller Fabrication LLC and the formation of HPG Services LLC; hence, these operating results reflect only two quarters of activity.

Concentration.  For the Natural Gas Properties segment, all of the Company’s revenue recorded from the sale of natural gas is generated through sales to two purchasers. For the Construction Services Segment, the Company’s top three customers account for 69% of total segment revenue.

The following table provides the percentage of revenue derived from oil and natural gas sales to the Company’s top three customers:

March 31, 2012
Customer A	90%
Customer B	10%
Customer C	-

The following table provides the percentage of revenue derived from construction services sales to the Company's top three customers:

March 31, 2012
Customer A	31%
Customer B	19%
Customer C	19%

NOTE 18:  INCOME TAXES

Income Taxes.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  No uncertain tax positions have been identified as of March 31, 2012.

The Company is generally no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007, and for state and local tax authorities for years before 2006.

The Company is in a position of cumulative reporting losses for the current and preceding reporting periods.  The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management.  At this date, this fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets. Under these circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 – Income Taxes.  As a result, the Company’s deferred tax assets as of March 31, 2012 and December 31, 2011 are subject to a full valuation allowance.

NOTE 19:  FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Level 3-

Unobservable inputs based on the Company’s own assumptions,

Fair Value Measurements at March 31, 2012 using:

Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012

Commodity hedge	$ 2,554,914	$ -	$ 2,554,914	$ -
Gas properties	$ 7,154,211	$ -	$ -	$ 7,154,211

Level 3 assets are comprised of gas properties and related equipment.  The Company classifies these assets as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties.  The company considered current natural gas prices and the remaining lease term as a basis for determining the fair value.

Level 3 Reconciliation Table	Gas Properties
Balance at December 31, 2011	$ 7,641,998
Impairment to fair value	(487,787)
Balance at March 31, 2012	$ 7,154,211

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

NOTE 20:  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

As of March 31, 2012 and 2011, the Company had entered into a swap agreement related to its natural gas production.  Location and quality differentials attributable to the Company's properties are not included.  The agreement provides for monthly settlement based on the differential between the agreement price and the actual CIG Rocky Mountains price.

During the three months ended March 31, 2012, the Company recognized $372,513 of unrealized gains as well as $734,525 of realized gains related to our hedging arrangements.  During the three months ended March 31, 2011, we recognized $420,914 of unrealized losses as well as $151,745 of realized gains related to our hedging arrangements.

NOTE 21:  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is currently renting office and manufacturing space at various locations under non-cancelable operating leaves extending through 2016.  Future minimum operating lease payments with initial remaining terms of one year or more are as follows:

Year ended December 31,	Amount
2012	$ 529,500
2013	810,000
2014	1,083,081
2015	1,049,465
2016	785,663
Thereafter	-

Total Minimum Lease Payments	$ 4,257,709

Rent expense during the three months ended March 31, 2012 and 2011 was $153,000 and $nil, respectively.

Financing Arrangement

On February 29, 2012, the Company entered into an exclusive agreement for financial advisory services; wherein, the Company will pay to the advisor cash payments and / or warrants for any financing or M&A transactions culminated within one-year from the effective date of the agreement.  The cash and / or warrant based compensation would be based on the value of the culminated transaction(s).

Employment Contracts

The Company is party to several employment agreements with key personnel, all of which began on various effective dates ranging from January 1, 2011 through March 1, 2012.  The agreements provide annual salaried compensation ranging from $70,000 to $175,000 and all contain similar terminology as to termination criteria.

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity.  The following table sets forth information about material long- term firm transportation contracts for pipeline capacity. Although exact amounts vary, as of March 31, 2012, we were committed to deliver the following fixed quantities of our natural gas production:

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

NOTE 22:  OTHER MATTERS

Funds in Escrow.  During 2010, the Company incurred a $750,000 bond commitment fee with PP&J, a Wyoming entity. This fee was to be satisfied by issuance of 800,000 common shares to PP&J.  As the shares were restricted and could not be readily disposed to satisfy the obligation, a deposit of $750,000 was made to an escrow account held at First National Bank of Gillette, Wyoming.  If the value of the shares held by PP&J was less than the $750,000 as of the date that the shares became unrestricted any shortfall would have been satisfied utilizing the funds in escrow.  The value of the shares held by PP&J as of March 31, 2012 and December 31, 2011 was $56,000 and $72,000 respectively.  The Company and PP&J remain in discussion as to whether the shortfall will be satisfied utilizing the amount in escrow or through the issuances of additional shares of the Company’s common stock.

Bond Commitment Fees.  Fees paid to secure commitments from lenders and to secure bonding arrangements with the state and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement.  Amortization of these fees during the three months ended March 31, 2012 and 2011 totaled $57,929 and $585,227, respectively.

NOTE 23:  SUBSEQUENT EVENTS

Pursuant to FASB ASC 855 “Subsequent Events”,  management has evaluated all events and transactions that occurred from March 31, 2012 through the date of issuance of the financial statements.  During this period we did not have any significant subsequent events, except as disclosed below:

During the latter portion of April 2012, the Company’s management conducted an analysis of the costs associated with its natural gas production and noted that at current natural gas prices, operations of its natural gas production would continue to utilize a disproportionate amount of the Company’s available resources. Management continues to evaluate options available to them with respect to the natural gas production segment however no formal plans have been ratified by the board of directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this report. It contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

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

Energy Construction, Repair and Maintenance Services

The Energy Construction, Repair and Maintenance Services segment is a leading provider of services to regional end markets serving the oil and gas, refinery, petrochemical and power industries.  Our services, which include engineering, procurement and construction, turnaround, maintenance and other specialty services are critical to the ongoing expansion and operation of energy infrastructure.  Within the regional energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore locations as well as downstream facilities, such as refineries.  We also provide specialty turnaround services, tank services, heater services, and construction services and fabricate specialty items for hydrocarbon processing units.  Our services include maintenance and small capital projects for transmission and distribution facilities for electric and natural gas utilities.

Natural Gas Production

The primary operations of our Natural Gas Production  attempts to seek profitability in  existing natural gas production programs through existing fields.  Substantially all of this segment’s revenues are generated through the sale of natural gas at market prices and the settlement of commodity hedges.

Results of Operations

The financial information for the three months ended March 31, 2012 and 2011 that is discussed below is unaudited.  In the opinion of management, such information contains all material adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012, oil and gas revenues decreased to $1,523,916, from $4,027,084 for the prior period.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes decreased to 933,362 Mcf for the three months ended March 31, 2012 from 1,173,190 Mcf for the corresponding prior period. Decreases relate to normal decline curves in our wells coupled with decreased spending on workovers and maintenance on our producing wells.

During the three months ended March 31, 2012, service revenue totaled $6,410,136 with no comparable activity in the prior period given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC and increased operations from our pre-existing services segment

During the three months ended March 31, 2012, we incurred lease operating expense and production taxes of $2,065,378 as compared to $4,126,138 in the prior period.  Decreases in lease operating expenses and related taxes resulted from decreases in production volumes as discussed above.

During the three months ended March 31, 2012, cost of services totaled $6,147,441 with no comparable activity in the prior year given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC.

During the three months ended March 31, 2012, general and administrative expense increased to $3,281,209 compared to $2,255,696 in the corresponding prior period.  General and administrative expense for 2012 was composed primarily of salaries and wages of $423,346, consulting, legal and accounting of $812,854, and insurance of $235,092.  Non-cash stock-based compensation totaled $1,351,624 in for the three months ended March 31, 2012 compared to $31,250 in the corresponding prior period.

During the three months ended March 31, 2012, Depreciation, Depletion and Amortization (“DD&A”) expense totaled $950,224 as compared to $1,933,567 during the prior period.  Accretion expense related to the Company’s Asset Retirement Obligation was $187,273, as compared to $219,224 during the prior period.

During the three months ended March 31, 2012, our realized commodity derivative gain totaled $734,525 compared to $151,745 during the prior period.  Our unrealized commodity derivative gain totaled $372,513 compared to a loss of $420,914 for the prior period.

During the three months ended March 31, 2012, the Company’s impairment, dry hole costs and abandonment expense totaled $487,787 compared to $nil for the prior period.

During the three months ended March 31, 2012, the Company recorded losses on extinguishment of debt of $1,252,118 compared to $nil during the prior period.

During the three months ended March 31, 2012, interest expense decreased to $197,872 from $913,194 during the prior period and amortization of fees decreased to $73,807 from $853,168 during the prior period.

During the three months ended March 31, 2012, net (loss) decreased by $1,118,434 from ($6,978,623) in 2011 to ($5,860,189) in 2012.

Liquidity and Capital Resources

At March 31, 2012, we had a working capital deficit of $17,661,678 compared to $19,954,119 at December 31, 2011.

Our cash balance at March 31, 2012 was $827,819 as compared to $435,015 at December 31, 2011.  The change in our cash balance is summarized below:

Cash balance at December 31, 2011	$ 435,015
Sources of cash:
Cash provided by operating activities	289,328
Cash provided by financing activities	174,511
Total sources of cash including cash on hand	898,854

Uses of cash:
Cash used in investing activities	(71,035)
Total uses of cash	(71,035)

Cash balance at March 31, 2012	$ 827,819

Net cash provided by operating activities of $289,328 and $319,942 for the three months ended March 31, 2012 and 2011, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Through March 31, 2012, we have financed our business activities principally through issuances of common shares, convertible promissory notes, term debt, and lines of credit. These financings are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Proceeds from related party notes payable	$ -	$ 1,668,604
Repayment of related party notes payable	-	(1,351,000)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(92,570)	(43,053)
Proceeds from term debt	750,000	-
Repayment of term debt	(402,919)	(39,624)
Warrants issued for cash	-	1,000,000
Stock issued for cash, net of fees	-	1,947,500
Payment of financing fees	(60,000)	(750,000)
Payment of bond commitment fees	(20,000)	(184,170)
Net cash provided by (used in) financing activities	$ 174,511	$ 2,323,257

During the three months ended March 31, 2012, the Company issued 68,417,476 shares of its common stock for a combination of (i) consideration for services rendered by employees, members of the Board of Directors, or external service providers, (ii) the conversion of various notes payable, and (iii) in association with a stock purchase agreement.  See Note 12 for details regarding each category of share issuances.  As of March 31, 2012, the Company had outstanding debt obligations of $11,376,793.

The net proceeds of debt financings were primarily used to fund our operating activities.

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

As discussed in the “Outlook for 2012/2013 Capital”, we are forecasting capital expenditures of $2.0 million during 2012 for our energy construction, repair and maintenance services segment as well as additional capital expenditures that may be required to maintain current levels of production related to our natural gas operations.  We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2012 to fund ongoing operations and to follow through with plans for continued investments in the energy construction services business and the exploitation of our oil and gas properties. See Item 1A.- “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of risk factors faced by the Company.

Since our inception, We have produced natural gas in the Powder River Basin located in Northeast Wyoming.  Recently, we began providing construction, repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our expansion into the construction, repair and maintenance services through growth of our existing operations.  It is anticipated that the natural gas production activities combined with the services activities will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities through reductions in general and administrative expenses or certain asset sales.

Outlook for 2012/2013 Capital

While it is difficult to quantify, depending on capital availability, we are forecasting significant capital expenditures during remainder of the fiscal year 2012, allocated as follows:

•

Approximately $2,000,000 for purchases of equipment for our construction, repair and maintenance business.

•

Whatever capital expenditures may be required to maintain current levels of natural gas production or to significantly curtail levels of production.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above as other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund the capital expenditures listed above. We may, at the Company’s discretion, fund the aforementioned planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all three.

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

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2012, our off-balance sheet arrangements and transactions include operating lease agreements, bonding and gas transportation commitments.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

As of March 31, 2012 and 2011, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.  Please refer  to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that are inherent in the energy industry, particularly in the segments in which the Company operates.  Accordingly, there are risks involved in an ownership of the Company’s securities. See “Risk Factors” in Our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the principal risks faced by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting and Material Weaknesses Previously Identified

For the year ended December 31, 2011, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

1)

The Company did not have adequate procedures to completely and accurately document the elements of certain debt and equity transactions which were effected during the year by its prior management team, and

2)

The Company simply did not have enough individuals with financial reporting experience to adequately address the unexpected lack of documentation and to prepare its financial reports on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The above material weaknesses could result in misstatements of accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to the aforementioned accounts and disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Changes in Internal Controls over Financial Reporting

Remediation of Previously Identified Material Weakness

During the first quarter of 2012, Management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness.  All debt and equity transactions are now reviewed with the Company’s Chief Executive Officer who makes certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

Plan for Remediation of the Remaining Current Material Weakness

As of the close of the first quarter, the Company still did not have enough individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis.  However, the Company has experienced significantly enhanced revenues and cash flows and expects to be able to add additional members to its staff during the following quarter to eliminate this remaining material weakness.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company issued 68,417,476 shares of its common stock as follows:

•

1,297,411 shares of common stock were issued to external service providers for services rendered at values between $0.06 and $0.15 per share.

•

1,000,000 shares of common stock were issued to a related party for services rendered at $0.08 per share.

•

54,000,000 share of common stock were issued to related parties at $0.07 per share in association with the conversion of certain promissory notes.

•

10,883,665 shares of common stock were issued at values between $0.04 and $0.07 per share in association with the conversion of certain promissory notes.

•

1,236,400 shares of common stock were issued at $0.07 in association with a stock purchase agreement

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Articles of Incorporation; filed with the Registrant’s Registration Statement on Form SB-2, May 19, 2005.
3.2	Bylaws; filed with the Registrant’s Registration Statement on Form SB-2, May 19, 2005.
3.3	Amended Articles of Incorporation – changing name from Northern Explorations, Ltd. to High Plains Gas, Inc.; filed October 6, 2010 on Form 8-K.
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

3.6

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 250,000,000 shares and including a class of 20,000,000 shares of Preferred Stock; filed on Form 8-K March 15, 2011.

3.7

Certificate of Amendment to Articles of Incorporation increasing authorized common stock to 500,000,000 shares and including a class of 20,000,000 shares of Preferred Stock filed as Exhibit 3.7 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

4.1	High Plains Gas, Inc. 2011 Employee and Consultant Stock Option Plan; filed with Registration Statement on Form S-8 March 11, 2011.
10.1

Reorganization Agreement – between Northern Explorations, Ltd., (“NXPN”) a Nevada Corporation, and High Plains Gas, LLC, a Wyoming limited liability company (“HPG”), dated July 28, 2010;  filed with the Registrant’s Current Report on Form 8-K, August 8, 2010 as Exhibit 10.1.

10.2

Amendment to the Reorganization Agreement - dated July 28, 2010, made and entered into as of September 13, 2010, by and between High Plains Gas, LLC, a Wyoming limited liability company  (“HPG”), and Northern Explorations, LTD., In (“NXPN”) a Nevada Corporation; filed  on Form 8-K, October 6, 2010.

10.3	Agreement – Installment or Single Payment Note, Between High Plains Gas, LLC and U.S. Bank, dated January 20,2010 as amended; filed on Form 8-K October 22, 2010.
10.4

Agreement – Mortgage Security Agreement, Financing statement and Assignment of Production,  Between High Plains Gas, LLC and Jim’s Water Service, Inc.: April 6, 2010. ; filed on Form 8-K October 22, 2010.

10.5

Agreement – Master Agreement Regarding Redemption of Membership Units By High Plains Gas, LLC, Formation of M&H Resources, LLC, And Distribution And Assignment Of Certain Interests in Specific Oil and Gas Leases (the "Agreement"), effective May 5, 2010; between  High Plains Gas, LLC ("HPG"), its Members; filed on Form 8-K October  22, 2010.

10.6

Agreement – Settlement and Well Buyout Agreement, Financing statement and Assignment of Production,  between High Plains Gas, LLC and Alpha Wyoming Land Company, LLC;   dated December 9, 2010; filed on Form 8-K October  22, 2010.

10.7

Amended and Restated Operations and Convertible Note Purchase Agreement dated as of September 30, 2010 by and among High Plains Gas, LLC, Current Energy Partners Corporation and CEP-M Purchase, LLC; filed on Form 8-K November  22, 2010.

10.8	Option Agreement dated October 31, 2010 by and between High Plains Gas, LLC, and Current Energy Partners Corporation; filed on Form 8-K November 22, 2010.

Exhibit
No.	Description
10.9	Purchase and Sale Agreement among Current Energy Partners Corporation, CEP M Purchase LLC and Pennaco Energy, Inc. dated July 25, 2010; filed on Form 8-K December 1, 2010.
10.10	Amendment dated November 24, 2010 to Option Agreement dated October 31, 2010 by and between High Plains Gas, LLC, and Current Energy Partners Corporation; filed on Form 8-K December 1, 2010.
10.11	Purchase and Sale Agreement dated December 10, 2010 by and among High Plains Gas, LLC and Duramax Holdings, LLC; filed on Form 8-K December 14, 2010.
10.12	Stock Purchase Agreement dated December 8, 2010 by and among High Plains Gas, LLC and Big Cat Energy Corporation; filed on Form 8-K December 15, 2010.
10.13	Agreement between Fletcher International, Ltd. and High Plains Gas, Inc. dated as of February 24, 2011; filed on Form 8-K March 1, 2011.
10.14	Warrant Certificate for Warrants to Purchase Shares of Common Stock of High Plains Gas, Inc. issued to Fletcher International, Ltd. on February 24, 2011; filed on Form 8-K March 1, 2011.
10.15	Purchase and Sale Agreement between J.M. Huber Corporation and High Plains Gas, Inc. dated February 2, 2011; filed on Form 8-K March 15, 2011.
10.16

Credit Agreement between CEP-M Purchase, LLC, Amegy Bank National Association as Administrative Agent and Letter of Credit Issuer, and signatory lenders, dated November 19, 2010; filed on Form 8-K March 24, 2011.

10.17	Promissory Note issued by CEP-M Purchase, LLC to Amegy Bank National Association dated November 19, 2010; filed on Form 8-K March 24, 2011.
10.18

Member Interest Purchase Agreement dated as of October 14, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc. filed as Exhibit 10.18 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.19

Employment Agreement between High Plains Gas, Inc. and Ty Miller dated November 10, 2011 filed as Exhibit 10.19 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.20

Employment Agreement between High Plains Gas, Inc. and Levi 1Miller dated November 10, 2011 filed as Exhibit 10.20 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.21

Employment Agreement between High Plains Gas, Inc. and Eric Jessen dated November 10, 2011 filed as Exhibit 10.21 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.22

Convertible Promissory Note (one) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen filed as Exhibit 10.22 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.23

Convertible Promissory Note (two) dated November 18, 2011 issued by High Plains Gas, Inc. to Ty Miller, Levi Miller and Eric Jessen filed as Exhibit 10.23 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.24

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller filed as Exhibit 10.24 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

Exhibit
No.	Description
10.25

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Levi Miller filed as Exhibit 10.25 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.26

Stock Option Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Eric Jessen filed as Exhibit 10.26 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.27

Lockup Agreement dated as of November 18, 2011 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen filed as Exhibit 10.27 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.28	Security Agreement by CEP-M Purchase, LLC in favor of Amegy Bank National Association as Collateral Agent dated November 19, 2010; filed on Form 8-K March 24, 2011.
10.29

Mortgage, Security Agreement, Financing Statement and Assignment of Production from CEP-M Purchase, LLC to Amegy Bank National Association as Collateral Agent effective November 19, 2010; filed on Form 8-K March 24, 2011.

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
10.37

Amendment to Convertible Promissory Notes dated March 29, 2012 between High Plains Gas, Inc. and Ty Miller, Levi Miller and Eric Jessen filed as Exhibit 10.37 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.38

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Ty Miller filed as Exhibit 10.38 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.39

Debt Conversion Agreement dated as of March 29, 2012 between High Plains Gas, Inc. and Levi Miller filed as Exhibit 10.39 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.40	Securities Purchase Agreement dated as of March 9, 2012 by and between High Plains Gas, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.

Exhibit
No.	Description
10.41	Secured Convertible Promissory Note issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.
10.42	Warrant to Purchase Shares of Tonaquint issued on March 9, 2012 by High Plains Gas, Inc. to Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.
10.43	Security Agreement dated as of March 9, 2012 by and among High Plains Gas, Inc., Miller Fabrication, LLC and Tonaquint, Inc. ; filed on Form 8-K April 4, 2012.
10.44	Guaranty dated as of March 9, 2012 by and between Miller Fabrication, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.
10.45

Amendment No. 1 to the Member Interest Purchase Agreement dated November 17, 2011 by and between Ty Miller, Levi Miller and Eric Jessen and High Plains Gas, Inc. filed as Exhibit 10.45 to registrant's Annual Report on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.

10.46	on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.
21	Subsidiaries of registrant; filed on registrant's Annual Report on Form 10-K for the annual period ended December 31, 2010, and hereby incorporated by reference.
31.1*	Certification of the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification of the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification of the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
32.2*	Certification of the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
101*	Interactive Data Files.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2012

HIGH PLAINS GAS, INC.

(the registrant)

By: \s\  Brandon Hargett

Brandon Hargett

Chief Executive Officer

By: \s\ Brandon Hargett

Brandon Hargett

Chief Financial Officer