Form 10-Q
period 2012-06-30
High Plains Gas, Inc.
filed 2012-09-04
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

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

Yes [x] No [x]

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

The number of shares of the registrant’s common stock outstanding as of August 28, 2012 was 348,812,512 shares.

HIGH PLAINS GAS, INC.

TABLE OF CONTENTS

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 383,766	$ 435,015
Accounts receivable, net	1,804,305	4,055,189
Deferred financing fees, net	103,844	89,905
Rebates receivable, accounts receivable sales	276,661	-
Bond commitment fees, net	140,959	100,140
Funds in escrow	-	750,000
Commodity hedge	1,094,602	2,182,400
Prepaid and other	239,384	99,766
Total current assets	4,043,521	7,712,415

Natural Gas Properties-using successful efforts method	44,114,691	43,553,233
Less accumulated depletion, depreciation, amortization and impairment	(44,114,691)	(29,810,300)
Natural gas properties-net	-	13,742,933

Property, Plant and Equipment-net	2,291,620	2,293,292
Certificates of deposit – restricted	201,988	201,988
Other Assets-net	3,724,730	7,647,166
Total Assets	$ 10,261,859	$ 31,597,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 19,819,400	$ 16,314,313
Current portion-term debt	961,848	1,889,809
Current portion - lines of credit	6,102,786	6,240,563
Notes payable – related parties	1,593,950	3,423,837
Total current liabilities	28,477,984	27,868,522

Notes Payable – related parties	1,900,000	3,000,000
Debt Obligations – term debt, net of current	371,898	414,651
Asset Retirement Obligation	9,679,815	9,320,074
Total liabilities	40,429,697	40,603,247

Stockholders’ Deficit:
Preferred stock - $.001 par value: 20,000,000 authorized; 0 issued and outstanding	-	-
Series A Convertible Preferred stock - $1,000 par value: 2,500 authorized; 810.971 and 0 issued and outstanding, respectively	810,971	810,971
Common stock - $.001 par value: 500,000,000 authorized; 348,812,512 and 275,714,410 issued and outstanding, respectively	348,812	275,714
Additional paid in capital	61,151,460	53,229,680
Accumulated (deficit)	(92,479,081)	(63,321,818)
Total stockholders’ (deficit)	(30,167,838)	(9,005,453)
Total Liabilities and Stockholders’ (Deficit)	$ 10,261,859	$ 31,597,794

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For The Three Months Ended June 30,
	2012	2011
Revenues
Natural gas revenue	$ 619,542	$ 3,379,997
Service revenue	5,628,374	-
Total Revenue	6,247,916	3,379,997

Costs and Expenses
Lease operating expense and production taxes	2,496,361	3,166,764
Cost of services	5,389,391	-
General and administrative expense	2,444,931	4,021,289
Depreciation, depletion and amortization	1,021,173	1,364,096
Other operating expenses	581,292	234,347
Amortization of bond commitment / financing fees	35,832	742,262
Realized commodity hedge (gain)	(1,072,170)	(56,760)
Impairment of natural gas properties	12,953,082	4,125,010
Impairment expense - intangibles	3,604,645	-
Accretion of asset retirement obligation	172,468	219,224
Total Costs and Expenses	27,627,005	13,816,232

Operating (Loss)	(21,379,089)	(10,436,235)

Other Income (Expense)
Other income (expense)	13,653	54,275
(Loss) on valuation of equity securities	-	(890,257)
Unrealized commodity hedge gain (loss)	(1,460,312)	392,699
(Loss) on extinguishment of debt	(37,181)	(532,932)
Interest (expense)	(450,418)	(392,251)
Total Other Income (Expense)	(1,934,258)	(1,368,466)

Net (Loss)	$ (23,313,347)	$ (11,804,701)

Preferred stock dividend	(36,405)	-

Net (Loss) applicable to common stockholders	(23,276,942)	$ (11,804,701)

Net (Loss) per share	$ (0.07)	$ (0.07)

Weighted average number of common shares outstanding – basic and diluted	347,646,363	167,314,447

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH SENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For The Six Months Ended June 30,
	2012	2011
Revenues
Natural gas revenue	$ 2,143,458	$ 7,407,081
Service revenue	12,038,509	-
Total Revenue	14,181,967	7,407,081

Costs and Expenses
Lease operating expense and production taxes	4,561,739	7,292,902
Cost of services	11,536,832	-
General and administrative expense	5,603,875	6,276,985
Depreciation, depletion and amortization	1,971,347	3,347,365
Other operating expenses	581,292	673,517
Amortization of bond commitment / financing fees	231,954	1,595,430
Realized commodity hedge (gain)	(1,806,696)	(208,505)
Impairment of gas properties	13,440,869	4,125,010
Impairment expense - intangibles	3,604,645	-
Accretion of asset retirement obligation	359,741	388,746
Total Costs and Expenses	40,085,598	23,491,450

Operating (Loss)	(25,903,631)	(16,084,369)

Other Income (Expense)
Other income (expense)	(244,516)	61,143
(Loss) on valuation of equity securities	--	(893,506)
Unrealized commodity hedge (loss)	(1,087,799)	(28,215)
Loss on extinguishment of debt	(1,289,299)	(532,932)
Interest (expense)	(648,290)	(1,305,445)
Total Other Income (Expense)	(3,269,904)	(2,698,955)

Net (Loss)	$ (29,173,535)	$ (18,783,324)

Preferred stock dividend	(56,575)	-

Net (Loss) applicable to common stockholders	(29,116,960)	$ (18,783,324)

Net (Loss) per share	$ (0.09)	$ (0.11)

Weighted average number of common shares outstanding – basic and diluted	316,097,089	161,911,391

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the Six Months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss)	$ (29,173,535)	$ (18,783,324)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Depletion, depreciation and amortization	1,971,347	3,347,365
Accretion of asset retirement obligation	359,741	388,746
Amortization of bond commitment and finance fees	231,954	2,050,538
Amortization of debt discount	17	-
Unrealized commodity hedge (gain) / loss	-	28,215
Stock and warrant based compensation	2,021,778	253,054
Stock issued for services	313,454	813,004
Stock issued for commitment fee	166,663	-
Impairment of oil and gas prospects	13,440,869	4,125,010
Impairment of intangible assets	3,604,645	-
Loss on fair value of securities	-	893,506
Loss on conversion of bonding liability	63,646	-
Loss on debt conversion	145,653	532,932
Loss on debt conversion related party	1,080,000	-
Proceeds from the sale of accounts receivable	5,937,800	-
Repayments of accounts receivable sold	(4,370,054)
Interest added to related party notes payable	-	102,480
Changes in operating assets and liabilities:
Increase / decrease in accounts receivable	683,138	(433,386)
Decrease in prepaid and other assets	532,084	85,402
Rebates receivable – accounts receivable sales	(276,661)	-
Increase in accounts payables and accrued liabilities	3,768,917	8,166,873
Net cash provided by operating activities	501,456	1,570,415
Cash Flows from Investing Activities:
Additions to oil and gas properties	(11,424)	(623,931)
Deposits on acquisition of oil and gas property	-	(2,000,000)
Purchase of equipment	(148,750)	(546,839)
Net cash (used in) investing activities	(160,174)	(3,170,770)
Cash Flows from Financing Activities:
Proceeds from related party notes payable	-	642,261
Repayment of related party notes payable	-	(668,541)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(154,830)	(118,134)
Proceeds from term debt	750,000	1,885,000
Repayment of term debt	(711,263)	(1,229,387)
Warrants issued for cash	-	1,000,000
Stock issued for cash, net of fees	-	2,054,889
Payment of bond commitment fees	(216,438)	(214,951)
Payment of financing fees	(60,000)	(770,000)
Net cash provided by (used in) financing activities	(392,531)	2,656,137

Net Increase in Cash and Cash Equivalents	(51,249)	1,055,782

Cash and Equivalents, at beginning of period	435,015	208,823

Cash and Equivalents, at end of period	$ 383,766	$ 1,264,605

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (continued)

(UNAUDITED)

For the Six Months Ended June 30,
	2012	2011
Supplemental Cash Information:
Cash paid for interest	$ 324,539	$ 883,204

Non-cash transactions:
Deposit on acquisition of oil and gas property with stock	$ -	$ 2,125,010
Shares returned to treasury in connection with extinguishment of bonding liabilities	$ (16,000)	$ -
Stock and warrants issued in conversion of related party notes payable	$ 3,780,000	$ 309,573
Warrants issued as compensation	$ -	$ 27,403
Discount on convertible notes recorded to additional paid in capital	$ 836,000	$ -
Common stock issued in connection with prepaid services	$ 438,608	$ -
Common stock issued in connection with settlement of accounts payable	$ 41,511	$ -
Common stock issued in connection with conversion of notes payable	$ 892,981	$ -
Dividends declared on Series A Convertible Preferred Stock	$ 56,575	$ -
Equipment purchased with debt financing	$ 153,311	$ -
Additions to gas properties included in accounts payable and accrued liabilities	$ 550,034	$ -

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1:  ORGANIZATION

High Plains Gas, Inc. (“The Company, “We, “Our”), a Nevada corporation, together with its wholly owned subsidiaries, provides construction services, and repair and maintenance services primarily to the energy and energy related industries primarily located in Wyoming, North Dakota, Montana, Oklahoma and Texas, and  as a producer of natural gas in the Powder River Basin in Northeast Wyoming.  During our fiscal year ended December 31, 2011, we commenced a strategic shift in operations from primarily natural gas production to a more focused approach towards energy construction services, and repair and maintenance services. During the three months ended June 30, 2012 we shut in our natural gas producing assets and have no immediate plans to resume production.

NOTE 2:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity.  The Company incurred a net loss of $29,173,535 during the first six months of 2012, has negative working capital of $24,434,463 and an accumulated deficit of $92,479,081. As a result the Company is in technical default of certain covenants contained in its credit and loan agreement with its primary lender. The holder of the promissory note under the credit and loan agreement may at its option give notice to the Company that the amount is immediately due and payable. As a result, $6.0 million of the Company’s long-term debt has been classified as a current liability in the accompanying unaudited balance sheet at June 30, 2012.

The Company’s recurring losses and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established certain internal operating and management initiatives which include the curtailment of production related to our gas assets, potential disposal of certain non-performing assets, attempting to raise new capital for future operations and focusing on the recently created Energy Construction Services, and Repair and Maintenance Services division. In addition management will continue to explore other options which may include a change in the Company’s corporate structure. However, there can be no assurance that the Company will be successful in achieving its objectives.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Business Segment Information. The Company is comprised of two operating segments: (1) Natural Gas Production and (2) Energy Construction Services, and Repair and Maintenance Services.  The unaudited condensed consolidated financial statements include High Plains and its wholly owned subsidiaries, High Plains Gas, LLC, which represents the Natural Gas Production operating segment and HPG Services LLC and Miller Fabrication LLC, which together represent the Energy Construction Services, and Repair and Maintenance services operating segment.  All significant intercompany transactions have been eliminated in consolidation. In accordance with FASB Accounting Standards Codification “ASC” 280,”Segment Reporting” the Company has evaluated how it is organized and managed and has identified two operating segments which include (1) the exploration and production of natural gas,  and (2)  construction  and repair and maintenance services for the energy industry. The Company considers its gathering and marketing functions as ancillary to these activities.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our unaudited consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including:  (1) oil and gas reserve quantities; (2) depletion, depreciation and amortization; (3) assigning fair value and allocating purchase price in connection with business combinations; (4) valuation of commodity derivative instruments; (5) asset retirement obligations; (6) valuation of share-based payments; (7) income taxes; (8) cash flow estimates used in impairment tests of long-lived assets; and(9) Impairment of intangible assets.

Revenue Recognition. Revenues related to natural gas sales are under the sales method of accounting. Under this method, revenues are recognized on production as it is taken and delivered to its purchasers.

Revenue  from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our business units may measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our unaudited consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts will be reflected in the unaudited condensed consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. As of June 30, 2012 we have not recorded any recorded any amounts on a percentage-of-completion basis in our unaudited condensed consolidated financial statements.

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of June 30, 2012 we have not recorded any amounts related to earnings in excess of billings on our unaudited condensed consolidated financial statements.

Reclassifications. Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements so as to conform to current year classifications.

Recently issued accounting pronouncements.  Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2011.

Loss per common share.  We do not report fully diluted loss per common share as the effect would be anti-dilutive.

NOTE 3:  NATURAL GAS PROPERTIES

In May 2012 The Company shut in its gas producing assets and ceased production of natural gas. The Company recognized no revenue from gas production in June, 2012 and has no definitive plans to resume production in the foreseeable future.

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

Other exploration costs, including certain geological and geophysical expenses and delay rentals for gas leases, are charged to expense as incurred.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the unit of production amortization rate.  A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues.  Maintenance and repairs are charged to expense.

The unit-of-production method of depreciation, depletion, and amortization of gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Depletion expense was $466,892 and $863,115 during the three and six months ended June 30, 2012 respectively. During the three and six months ended June 30, 2011 depletion expense was $1,302,066 and $3,202,042 respectively.

Aggregate Capitalized Costs. Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Capitalized Costs	Accumulated DD&A and Impairment	Net Capitalized Costs
As of June 30, 2012
Proved	$ 19,417,440	$ (19,417,440)	$ -
Unproven	9,755,742	(9,755,742)	-
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(8,562,833)	-
Total	$ 44,114,691	$ (44,114,691)	$ -

As of December 31, 2011
Proved	$ 18,855,982	$ (15,981,885)	$ 2,874,097
Unproven	9,755,742	(2,116,744)	7,638,998
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(5,333,045)	3,226,838
Total	$ 43,533,233	$ (29,810,300)	$ 13,742,933

Costs incurred in Oil and Gas Activities.  Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	June 30, 2012	December 31, 2011

Lease acquisition costs	$ 20,914,226	$ 20,914,226
Development costs	14,637,582	14,076,125
Asset retirement costs	8,562,883	8,562,882
Total operations	$ 44,114,691	$ 43,533,233

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.  Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.  During the three and six months ended June 30, 2012 and 2011, the Company recognized non-cash impairment charges of $12,953,082 and $13,440,869 and $4,125,010 and $4,125,010, respectively.  Impairment charges relate to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

Revenue. Revenues from the sale of natural gas are recognized when the product is delivered at a fixed or determinable price, title is transferred, collectability is reasonably assured, and evidenced by a contract.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of gas actually sold by the Company.  In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company’s remaining over-and-under produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at June 30, 2012 and 2011 were not significant.

NOTE 4:  ASSET RETIREMENT OBLIGATION

Asset retirement obligations require the recognition of a liability for certain obligations associated with the retirement of long lived assets. Changes in the Company’s asset retirement obligations were as follows:

	Six Months Ended June 30,
	2012	2011

Asset retirement obligations, beginning of period	$ 9,320,074	$ 8,229,630
Revisions in estimated liabilities	-	-
Accretion expense	359,741	388,746
Asset retirement obligations, end of period	$ 9,679,815	$ 8,618,736

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.

	June 30, 2012	December 31, 2011

Transportation and vehicles	$ 1,314,744	$ 1,076,949
Equipment and other	1,265,704	1,311,161
Computer and software	423,069	313,346
Total Cost	3,003,517	2,701,456
Accumulated depreciation	(711,897)	(408,164)
Property and equipment, net	$ 2,291,620	$ 2,293,292

Depreciation expense was $161,306, and $303,733, and $104,778 and $145,119, during the three and six months ended June 30, 2012 and 2011, respectively.

NOTE 6:  CERTIFICATES OF DEPOSIT

The Company maintains certificates of deposits that have been established for the purpose of operations in the state of Wyoming.  At June 30, 2012 and December 31, 2011, the outstanding amount totaled $201,988 and $201,988, respectively.

NOTE 7:  ACQUISITIONS AND DISPOSITIONS

Business Combinations

Miller Fabrication, LLC:  On October 14, 2011, the Company entered into a purchase and sale agreement with Miller Fabrication, LLC, a Douglas, Wyoming-based facility construction services and repair and maintenance services company serving the energy industry, for total consideration of $845,000 in cash consideration, $3,000,000 in a short term note payable, $3,000,000 in a long term note payable, and 12,000,000 options to purchase High Plains common shares.  The effective date of the transaction was October 1, 2011.On March 29, 2012, the Board of Directors approved an amendment to the notes payable to reflect a conversion price of $0.05 per share for $2,700,000 in principal and the conversion of said principal into 54,000,000 shares of common stock.  Notes 12 and 14 provide additional information about the conversion.

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

During the three months ended June 30, 2012 we recorded impairment charges of $3,593,365 against customer lists and relationships and $11,280 against employment agreements (Note 8).

Asset Purchases

BGM Buildings, LLC:  On November 2, 2011 the Company acquired certain assets and liabilities of BGM Buildings, LLC (“BGM”) for 2,000,000 shares of common stock and cash consideration in the form of a $55,000 note payable bearing 0% interest due and payable on November 8, 2011.  This note was repaid on November 18, 2011.

NOTE 8:  INTANGIBLE ASSETS

The components of identifiable intangible assets as of June 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible Assets:
Customer Relationships	$ 5,716,694	($857,653)	($3,593,365)	$ 1,265,676	5
Employment Agreements	2,154,092	(321,422)	(11,280)	1,821,390	5
Total	$ 7,870,786	($1,179,075)	($3,604,645)	$ 3,087,066	5

Amortization expense for intangible assets was $392,975 and $804,499 for the three and six months ended June 30, 2012, respectively, with no comparable expense in 2011.

During the three and six months ended June 30, 2012 impairment expense related to intangible assets amounted to $3,604,645 and $3,604,645 respectively. We recorded no impairment expense related to intangible assets during the corresponding 2011 periods. Impairment expense recorded during the three months ended June 30, 2012 related to the impairment of customer relationships acquired through our acquisition of Miller Fabrication (Note 7) and impairment of employment agreements related to various agreements executed in fiscal year 2011.  The Company’s evaluation of the intangible asset indicated that due to decreases in revenue and reduced contribution to gross margin the underlying assets were impaired.

Expected future intangible asset amortization as of June 30, 2012 is as follows:

Fiscal Year:
2012	$340,866
2013	681,727
2014	681,727
2015	681,727
2016	574,587
Thereafter	126,432
Total	$3,087,066

NOTE 9:  SHAREHOLDERS’ EQUITY

Common Stock

As of June 30, 2012 and December 31, 2011, there were 500,000,000 shares of our $0.001 par value common stock authorized. The Company increased its common stock authorization to 350,000,000 shares during the second quarter of fiscal year ended December 31, 2011.  During the third quarter of the 2011 fiscal period, the Company further increased the authorization to 500,000,000 shares.  As of June 30,

2012 and December 31, 2011, 348,812,512 and 275,714,410 shares common stock were outstanding, respectively.

During the six months ended June 30, 2012, the Company issued 73,098,102 shares of its common stock, net of shares returned to treasury, as follows:

•

1,787,566 shares of common stock were issued to external service providers for services rendered at values between $0.04 and $0.15 per share.

•

3,000,000 shares of common stock were issued to a related party for services rendered as follows; 1,000,000 at $0.08 per share and 2,000,000 at $0.04 per share.

•

54,000,000 share of common stock were issued to related parties at $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $1,080,000.

•

12,683,665 shares of common stock were issued at values between $0.03 and $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $216,655.

•

2,426,871 shares of common stock were issued at $0.07 in association with a stock purchase agreement.

•

(800,000) shares of common stock were returned to treasury in association with the relief of an existing bonding liability. In connection therewith a loss of $63,746 has been recognized.

Preferred Stock

As of June 30, 2012 we had two classes of preferred shares; Preferred shares $0.001 par value 20,000,000 authorized, no shares issued and outstanding as of June 30, 2012  and December 31, 2011. Series A Convertible Preferred stock, par value $1,000.  These shares have no voting rights the total number of shares authorized is 2,500. The shares will pay dividends in cash or in shares of the Company’s common stock at $8.34 per share per month. In the case of non-payment of Preferred dividends a default rate of $15 per share per month will be accrued on all outstanding preferred shares. As of June 30, 2012 and December 31, 2011 there were 810.971 preferred shares issued and outstanding. Dividends totaling $77,148have been accrued as payable to preferred shareholders as of June 30, 2012.

NOTE 10:  SHARE BASED COMPENSATION

Common Stock Options

During the six months ended June 30, 2012, our board of directors approved the grant of 4,834,044 options to employees and external consultants.  During the twelve months ended December 31, 2011, our board of directors approved the grant of 81,000,000 options to directors and former directors of the Company, Our Chief Executive Officer, and the principals of Miller Fabrication LLC in relation to the Company’s acquisition of Miller and the principals’ employment roles at the Company.  No options were granted prior to January 1, 2011.  Additionally, during the fourth quarter of 2011, the board of directors approved a reduction in the exercise price of the options previously granted to the directors and former directors of the company from $1.02 to $0.05.

A summary of the activity through June 30, 2012 is as follows:

	Number of Shares	Weighted Avg. Exercise Price (1)
Options outstanding - December 31, 2010	-	-

Granted during period	81,000,000	$0.10
Exercised during period	-	-
Forfeited during period	(160,000)	$1.02
Expired during period	-	-

Options outstanding - December 31, 2011	80,840,000	$0.09
Options exercisable – December 31, 2011	16,200,000	$0.09

Granted during period	4,834,044	$0.09
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	(40,000)	$1.02

Options outstanding – June 30, 2012	85,634,044	$0.09
Options exercisable – June 30, 2012	17,286,809	$0.09

(1)

 Reflects the adjusted exercise price of the options issued to the board members and former board members

In computing the share based compensation expense, the Company applied fair value accounting for stock option issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model.  Due to the re-pricing of certain stock options, the Company, in accordance with ASC 718-20-55, recalculated the fair value of each stock option granted in order to determine additional share based compensation expense associated with the vested and unvested portion of each option grant.   The Black-Scholes assumptions used are as follows:

Exercise Price – Original Price	$0.05 - $1.02
Exercise Price – Adjusted Price	$0.05 - $0.11
Dividend Yield	0%
Volatility	143.7% - 144.21%
Risk-free interest rate	0.87% - 1.17%
Expected life of options	4 years
Expected forfeitures	0%

During the six months ended June 30, 2012 and 2011the Company recognized $1,499,450 and $nil in share-based compensation respectively related to these issuances. As of June 30, 2012, there was $8,946,269 in deferred share-based compensation expense related to the unvested portion of the options.

Warrants

During the six months ended June 30, 2012, the Company issued 4,180,000 warrants in connection with a debt financing.  During the twelve months ended December 31, 2011, the Company issued a total of 1,839,679 stock purchase warrants of which 750,000 were issued to employees as compensation with the remainder issued for cash or in association with debt agreements.

A summary of the activity through June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding - December 31, 2010	5,289,627	$0.50
Warrants exercisable - December 31, 2010	5,289,627	$0.50

Granted during period	1,839,679	$0.53
Exercised during period	-	-
Forfeited during period	(1,500,000)	$0.50
Expired during period	-	-

Warrants outstanding - December 31, 2011	5,629,306	$0.51
Warrants exercisable - December 31, 2011	5,179,306	$0.51

Granted during period	4,180,000	$0.10
Exercised during period	-	-
Forfeited during period	(250,000)	$0.50
Expired during period	-	-

Warrants outstanding – June 30, 2012	9,559,306	$0.33
Warrants exercisable – June 30, 2012	9,399,306	$0.33

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

During the six months ended June 30, 2012 and 2011, we recognized $522,328 and $nil in stock based compensation respectively related to warrants issued to employees.   As of June 30, 2012, there was $nil in deferred share based compensation expenses related to the unvested portion of the warrants.

At June 30, 2012, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.  At December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.

NOTE 11:  DEBT

Letters of Credit

The Company entered into a line of credit agreement with First National Bank of Gillette on November 12, 2010 to provide letters of credit to various agencies and entities for the bonding required to operate the Company’s methane wells.  These letters of credit totaled $7,839,358, and any outstanding balances carry an interest rate of 1% over the U.S. Bank Denver Prime Rate.  On April 15, 2011, the Company entered into an agreement with Zurich North America to provide fifty percent coverage on the outstanding bonding requirements. The letters of credit were subsequently reduced to $3,928,773.  Any outstanding amounts and related interests are due on demand.  The agreement is secured by the right of setoff against corporate depository account balances, a mortgage on certain real property, all improvements and equipment on certain well sites and including rights to future production, assignment of a life insurance policy on the Chief Operating Officer as well as personal guarantees of certain shareholders. There were no amounts outstanding on this agreement as of June 30, 2012 and December 31, 2011.

Lines of Credit

A summary of lines of credit outstanding is as follows:

	June 30, 2012	December 31, 2011
Current Portion
Amegy Bank (a)	$ 6,000,000	$ 6,000,000
First National Bank of Gillette (b)	102,786	225,439
Bank of the West Reserve (c)	--	15,124
Total Lines of Credit Current Portion	$ 6,102,786	$ 6,240,563

All amounts related to our lines of credit have been classified as current liabilities on our consolidated balance sheet as the result of covenant violations.

(a)

On November 19, 2010, the Company (through its wholly owned subsidiary CEP-M Purchase LLC) entered into a line of credit facility with Amegy Bank National Association (“Amegy”) for a revolving line of credit of up to $75,000,000.  The facility is to be used to finance up to 60% of the Company’s oil and gas acquisitions, subject to approval by Amegy.  The interest rate is based on LIBOR, the amount of the credit facility in use and other factors to determine the prevailing rate on outstanding principal balances (effective rate of 6.25% as of June 30, 2012).  Outstanding principal balances and any related accrued interest is due on September 17, 2013 subject to mandatory prepayment terms per the agreement.  The credit facility is secured by all assets of CEP-M Purchase LLC a mortgage on all proved and possible reserves as well as related well and gathering equipment.  As of June 30, 2012, the outstanding principal balance was $6,000,000.  The credit facility is subject to restrictive covenants, and as of June 30, 2012 and December 31, 2011, the Company was not in compliance with certain covenants including but not limited to: current ratio, leverage ratio and interest coverage ratio. The outstanding balance on the line of credit has been classified as a current liability as of June 30, 2012 and December 31, 2011due to the failure to maintain compliance with these covenants.

(b)

On November 29, 2010, the Company entered into an agreement with First National Bank of Gillette for a line of credit of up to $461,148.  The line of credit bears an interest rate of 6% and is secured by the right of offset against corporate depository account balances. Terms include the requirement of a monthly payment of $20,400 and the principal becomes due on November 30, 2012. The outstanding balance on this line of credit as of June 30, 2012 was $102,786.

(c)

Through the acquisition of Miller Fabrication, LLC the company assumed a $15,124 line of credit that bore interest at 9.25% per annum and was scheduled to mature on September 5, 2012.  The line of credit was repaid during the first fiscal quarter of 2012 resulting in an outstanding balance $0 as of June 30, 2012 related to this facility.

Term Debt

A summary of term debt is as follows:

	June 30, 2012	December 31, 2011
Current Portion
US Bank (a)	$ 590,407	$ 659,107
Ford Motor Credit (b)	8,761	9,325
Term Notes Various (d)	1,020,463	885,000
Trade Term Notes Various (e)	178,200	336,377
Total Current Portion	1,797,831	1,889,809
Debt Discount (d)	(835,983)	-
Current Portion, net	$ 961,848	$ 1,889,809
Related Party
Term Notes Related Party (f)	$ 393,950	$ 423,837
Miller Group (c)	1,200,000	3,000,000
Total Current Portion Related Party	$ 1,593,950	$ 3,423,837

Long Term Portion
US Bank (a)	$ -	$ 16,935
Ford Motor Credit (b)	17,142	20,642
Term Notes Various (d)	11,000	-
Trade Term Notes Various (e)	343,756	377,074
Total Long Term Portion	$ 371,898	$ 414,651
Related Party
Miller Group (c)	1,900,000	3,000,000
Total Long Term Portion Related Party	$ 1,900,000	$ 3,000,000

Total Term Debt	$ 4,827,696	$ 8,728,297

Outstanding balances on term notes and related party notes are due:

2012	$2,858,188
2013	2,514,742
2014	151,496
2015	77,416
2016	58,903
2017	2,934
Total	$5,663,679

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

(c)

On November 18, 2011 the Company issued two $3,000,000 notes payable to related parties in connection with the acquisition of Miller Fabrication. The notes bear interest at 0% and are due and payable on November 1, 2012 and November 1, 2013 respectively. The notes are convertible into shares of the Company’s common stock at a rate of 70% of the volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the conversion but not less than $0.30 per share and not more than $2.00 per share. Subsequent to December 31, 2011 the Company agreed to amend the Convertible Promissory Notes.  The amendments reduced the conversion price to $0.05 for up to $2,700,000 of the original $6,000,000 in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, principal related party exercised the amended conversion option whereby he converted $1,500,000 in principal into 30,000,000 shares of common stock, and a second related party converted $1,200,000 in principal into 24,000,000 shares of common stock.  During the second quarter of 2012, certain related parties received $200,000 in cash payments towards the current portion of these notes. As of June 30, 2012 the outstanding balances on the two notes payable amount to $100,000 which has been classified as short term and $1,900,000 which has been classified as long term on our unaudited consolidated balance sheet.

(d)

Between April 2011 and March 2012, the Company entered into various term loan agreements. Included in various term notes were:

 $735,000 of convertible notes payable issued in April and May, 2011. The notes bear interest of 15% per annum and matured on December 31, 2011. The initial terms of the notes allowed for conversion into shares of our common stock at $0.50 per share. Due to the conversion options, the Company recorded debt discounts totaling $734,989. The debt discount was fully accreted as of December 31, 2011. Prior to June 30, 2012, all but one of the convertible notes in the amount of $710,000 plus accrued interest and penalties were converted into 10,883,665 shares of common stock. Prior to the conversion, our board of directors approved for the conversion price to be reduced to between $0.0375 and $0.07 per share. The Company recognized losses of $172,118 as a result of the conversions.

As of June 30, 2012 $25,000 in principal remains outstanding related to the one convertible note still outstanding.

A $100,000 convertible promissory note was originated in October 2011. The note bears interest at 7% and maturing on October 4, 2012. The Note is convertible at a maximum rate of $25,000 every 30 days, into shares of the Company’s common stock based on 70% of the lowest two trading days VWAP, as defined in the terms of the agreement, for the five trading days prior to conversion. As of June 30, 2012 $54,463 in principal remains outstanding related to this note. Two conversions related to this note were recorded during the quarter ended June 30, 2012 a total of $45,537 in principal and $5,463 were converted into 1,800,000 shares of our common stock.

We recorded losses in the amount of $37,181 during the quarter ended June 30, 2012 in connection with the conversions.

Two additional notes payable, totaling $200,000 issued in August 2011 with maturities of July through September 2011. Remaining principal balances of $25,000 and $90,000 are past due, notes payable bear interest at 0% per annum and are unsecured.

A secured convertible promissory note totaling $836,000 issued in March 2012 maturing in September 2013 and bearing interest at 6% per annum.  Payments of the greater of $103,125 or 1/8th of the principal balance plus accrued interest are due monthly beginning in September 2012.  Due to the conversion options, the Company recorded a debt discount totaling $836,000.  During the six months ended June 30, 2012, accretion of the debt discount was $17.

(e)

Between October 2011 and February 2012, the Company acquired or entered into various term note agreements including:

Notes acquired by The Company through its acquisition of Miller Fabrication. The notes were originated on various dates ranging from May 3, 2010 to November 1, 2011. The notes bear interest from 0% to 7.95% per annum and have various maturities ranging from July 2012 through October 2016.

Four notes originated in February 2012.  The notes bear interest at 6.8% per annum and mature in February 2017.

(f)

A total of $393,950 and $423,837 was owed to various related parties as of June 30, 2012 and December 31, 2011, respectively. Included in these related party notes are;

•

A note payable in the amount of $135,683 bearing interest at 15% per annum. This note is past due as of June 30, 2012.

•

A note payable in the amount of $61,027 bearing interest at 0% per annum.  This note is past due as of June 30, 2012

•

A note payable in the amount of $122,240 per annum bearing interest at 0% due and payable as of December 31, 2012.

•

A note payable in the amount of $50,000 bearing interest at 10%.  This note is past due as of June 30, 2012.

•

A note payable in the amount of $25,000 bearing interest at 0% per annum.  This note is past due as of June 30, 2012.

NOTE 12:  OTHER FINANCING ARRANGEMENTS

During the fourth quarter of 2011, Miller Fabrication LLC, a wholly owned subsidiary of the Company, entered into an accounts receivable financing agreement with Amegy Bank National Association (“Amegy”).  Under the terms of the agreement the Miller Fabrication, LLC can sell, transfer and assign its rights to certain Miller receivables to Amegy.  Immediately upon transfer of the receivables, the Miller Fabrication, LLC receives 85% of the receivable balance.  Upon collection of the receivable by Amegy, Miller Fabrication, LLC receives the remaining 15% less fees.  As of June 30, 2012, the Miller

Fabrication, LLC had recorded a receivable related to accounts receivable sold to Amegy in the amount of $276,661 in connection with this arrangement. The sale agreement allows for Amegy to resell back to the Miller Fabrication, LLC any uncollected receivable that is greater than 90 days in age or otherwise deemed to be defective. As of June 30, 2012 $1,844,407 in accounts receivable remained eligible for re-purchase by Miller Fabrication, LLC.

NOTE 13:  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company had the following transactions with related parties:

•

The Company leases real estate property from a related party.  Rent expense recognized in connection with this entity for the six months ended June 30, 2012 totaled $318,000 and $176,000 for the year ended December 31, 2011.  As of June 30, 2012, $58,000 remains in accounts payable.

•

During the six months ended June 30, 2012, the Company incurred legal fees from a related party totaling $106,357, which had been paid in full as of June 30, 2012.  Additionally, as of June 30, 2012, the Company recorded prepaid legal fees to the same related party in the amount of $53,643.

•

During the six months ended June 30, 2012, the Company incurred expenses related to the Board of Directors totaling $22,947, of which $352 remain in accounts payable as of June 30, 2012.

•

In addition to the specific expenses outlined directly above and during the normal course of business, certain related parties procure goods and/or services on behalf of the Company. During the six months ended June 30, 2012, these expenses totaled $144,831, of which $13,467 remains in accounts payable as of June 30, 2012.

Notes 12 and 14 provide additional detail related to certain equity and debt transactions between the Company and related parties

NOTE 14:  SEGMENT REPORTING

In accordance with ASC 280, the Company has evaluated how it is managed by its chief operating decisions makers and how resources are allocated across the Company.  Based on this evaluation, the Company has identified two reportable operating segments which are (1) Natural Gas Production segment and (2) the energy construction and maintenance services segment.  The Company considers its gathering and marketing functions as ancillary to the natural gas activities and thus they do not collectively form a reportable operating segment.  All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

The Natural Gas Properties segment consists of all activities related to the exploration and production of natural gas, while the energy construction, repair and maintenance services segment consists of all activities related to the construction of equipment and providing of services to the energy industry.

The table below reflects sales and other financial information by business segment as of and for the six months ended June 30, 2012.  No comparable information is presented as of and for the six months ended June 30, 2011, as the Company had only one reportable segment (Natural Gas Production).

	Natural Gas Production	Energy Construction Repair and Maintenance Services	Corporate	HPG Inc. Consolidated

Gas production revenue	$ 2,143,458	$ -	$ -	$ 2,143,458
Service revenue	-	10,887,920	-	10,887,920
Other revenue	-	1,150,589	-	1,150,589
Total revenue	$ 2,143,458	$ 12,038,509	$ -	$ 14,181,967

Depreciation, Depletion, and Amortization	$ 1,854,199	$ 117,148	$ -	$ 1,971,347
Operating (loss)	$ (22,863,070)	$ (1,467,534)	$ (1,573,027)	$ (25,903,631)

Interest expense	(574,543)	(73,747)	-	(648,290)

Total assets	$ 3,126,384	$ 7,135,475	$ -	$ 10,261,859

Concentration. For the Natural Gas Properties segment, all of the Company’s revenue recorded from the sale of natural gas is generated through sales to two purchasers. For the Construction Services Segment, the Company’s top three customers account for 58% of total segment revenue.

The following table provides the percentage of revenue derived from natural gas sales to the Company’s top two customers for the six months ended June 30, 2012:

Customer A	82%
Customer B	18%

The following table provides the percentage of revenue derived from construction services sales to the Company's top three customers for the six months ended June 30, 2012:

Customer A	22%
Customer B	19%
Customer C	17%

NOTE 15:  INCOME TAXES

Income Taxes.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  No uncertain tax positions have been identified as of June 30, 2012.

The Company is generally no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2008, and for state and local tax authorities for years before 2007.

The Company is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management.  At this date, this fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 – Income Taxes. As a result, the Company’s deferred tax assets as of June 30, 2012 and December 31, 2011 are subject to a full valuation allowance.

NOTE 16:  FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Level 3-

Unobservable inputs based on the Company’s own assumptions,

Fair Value Measurements at June 30, 2012 using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity hedge	$ -	$ 1,094,602	$ -
Natural gas properties	$ -	$ -	$ -
Intangible assets, net	$ -	$ -	$ 3,087,066

Level 3 assets are comprised of gas properties and related equipment and intangible assets consisting of customer relationships and employment agreements.  The Company classifies these assets as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties.  The company considered current natural gas prices and the remaining lease term as a basis for determining the fair value.

Level 3 Reconciliation Table	Natural Gas Properties
Balance at December 31, 2011	$ 13,742,933
Additions at cost	561,051
Depletion, depreciation, and
amortization	(863,115)
Impairment to fair value	(13,440,869)
Balance at June 30, 2012	$ -

Intangible Assets
Balance at December 31, 2011	$ 7,496,360
Impairment to fair value	(3,604,645)
Accumulated amortization	(804,649)
Balance at June 30, 2012	$ 3,087,066

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

NOTE 17:  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes a swap contract to hedge the effect of price changes on a portion of its future natural gas production. The objective of the Company's hedging activities and the use of a derivative financial instrument is to achieve more predictable cash flows. While the use of a derivative instrument limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements.

The use of a derivative involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. . The derivative contract may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. The Company is not required to post collateral when the Company is in a derivative liability position.

As of June 30, 2012 and 2011, the Company had entered into a swap agreement related to its natural gas production.  Location and quality differentials attributable to the Company's properties are not included.  The agreement provides for monthly settlement based on the differential between the agreement price and the actual CIG Rocky Mountains price.

During the six months ended June 30, 2012, the Company recognized $1,806,696 of realized net gains and ($1,087,799) in unrealized losses related to our hedging arrangement.  During the six months ended June 30, 2011, we recognized $208,505 in realized gains as well as ($28,215) of unrealized losses related to our hedging arrangement.

On or about August 15, 2012 the Company entered into a transaction, termination and liquidation agreement whereby its hedging arrangement (Note 20) was terminated. In connection therewith we recorded a realized loss on the settlement of ($113,248) as of June 30, 2012 and adjusted the market value of the hedge to reflect the terminal value of all payments to be received subsequent to June 30, 2012.  This amount of $1,094,602 has been recorded as a current asset on our unaudited condensed consolidated balance sheet as of June 30, 2012.

NOTE 18:  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is currently renting office and manufacturing space at various locations under non-cancelable operating leases extending through 2016.  Future minimum operating lease payments with initial terms of one year or more are as follows:

Year ended December 31,	Amount
2012	$ 345,000
2013	810,000
2014	1,083,081
2015	1,049,465
2016	785,663
Thereafter	-

Total Minimum Lease Payments	$ 4,073,209

Rent expense during the six months ended June 30, 2012 and 2011 was $704,892 and $105,500, respectively.

Financing Arrangement

On February 29, 2012, the Company entered into an exclusive agreement for financial advisory services; wherein, the Company will pay to the advisor cash payments and / or warrants for any financing or M&A transactions culminated within one year from the effective date of the agreement.  The cash and / or warrant based compensation would be based on the value of the culminated transaction(s).

Employment Contracts

The Company is party to several employment agreements with key personnel, all of which began on various effective dates ranging from January 1, 2011 through March 1, 2012.  The agreements provide annual salaried compensation ranging from $70,000 to $175,000 and all contain similar terminology as to termination criteria.

Delivery Commitments

A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity.  The following table sets forth information about material long-term firm transportation contracts for pipeline capacity. Although exact amounts vary, as of June 30, 2012, we were committed to the following financial commitments related our natural gas production:

Type of Arrangement	Pipeline System / Location	Deliverable Market		Expiration
			Commitment ($/month)
Firm Transport	WC	CIG – Rocky Mountains	$65,433	November 2015

High Plains Gas, Inc. shut in its gas producing assets in May 2012, the Company is assessing the impact of the curtailment related to its delivery commitment.

Litigation

In July 2012, the Company received notice from local tax authorities that it had been named in two civil suits related to unpaid personal and property taxes related to fiscal years 2007, 2008, 2009, 2010 and 2011. The damages cited in the suits amounted to $274,828.

Environmental Impact

The Company is engaged in gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company.  Management believes its properties are operated in conformity with local, state and federal regulations.  No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

NOTE 19:  OTHER MATTERS

Funds in Escrow.  During 2010, the Company incurred a $750,000 bond commitment fee with PP&J, a Wyoming entity. This fee was to be satisfied by issuance of 800,000 common shares to PP&J.  As the shares were restricted and could not be readily disposed to satisfy the obligation, a deposit of $750,000 was made to an escrow account held at First National Bank of Gillette, Wyoming.  If the value of the shares held by PP&J was less than the $750,000 as of the date that the shares became unrestricted any shortfall would have been satisfied utilizing the funds in escrow.  During the three months ended June 30, 2012 an agreement was reached whereby the commitment was deemed to have been satisfied. Funds were released from escrow and the common shares were returned to the Company’s treasury.  In connection thereto the Company has recognized a loss on the extinguishment of the liability in the amount of $63,746.

Bond Commitment Fees.  Fees paid to secure commitments from lenders and to secure bonding arrangements with the state and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement.  Amortization of these fees during the six months ended June 30, 2012 and 2011 totaled $nil and $585,227, respectively.

NOTE 20:  SUBSEQUENT EVENTS

Pursuant to FASB ASC 855 “Subsequent Events”, management has evaluated all events and transactions that occurred from June 30, 2012 through the date of issuance of the financial statements.  During this period we did not have any significant subsequent events, except as disclosed below:

In July 2012, the Company received notice from local tax authorities that it had been named in two civil suits related to unpaid personal and property taxes related to fiscal years 2007, 2008, 2009, 2010 and 2011. The damages cited in the suits amounted to $274,828.

On or about August 15, 2012 the Company entered into a transaction, termination and liquidation agreement whereby its hedging arrangement (Note 17) was terminated. In connection therewith the Company recorded a realized loss on the settlement of ($113,248) as of June 30, 2012 and adjusted the value of the hedge to reflect the value of all payments to be received subsequent to June 30, 2012.This amount of $1,094,602 has been recorded as a current asset on our unaudited consolidated balance sheet as of June 30, 2012.

On or about August 15, 2012 an agreement was  reached with Amegy Bank whereby $813,277 of the remaining hedge payments as referenced above were assigned to Amegy to be utilized as payments against the outstanding principal balance due under our line of credit with the bank (Note 11).

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

Business Overview

High Plains Gas Inc., (“High Plains Gas”) is a provider of goods and services to regional end markets serving the energy industry.  We produce natural gas in the Powder River Basin located in Northeast Wyoming.  We provide construction services, and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our very important strategic shift to expand into the energy construction services, and repairs and maintenance services through growth of our existing operations.

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

In May, 2012 we shut in our gas producing assets. Our decision to shut in production was the result of volatile prices for natural gas in the Powder River basin and the disproportionate use of our working capital utilized in natural gas production. We have no immediate plans to resume production.

Results of Operations

The financial information for the three and six months ended June 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all material adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three months ended June 30, 2012, oil and gas revenues decreased to $619,542, from $3,379,997 for the corresponding prior period.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes decreased to 564,413 Mcf for the three months ended June 30, 2012 from 1,008 Mcf for the corresponding prior period. Decreases relate to normal decline curves in our wells, decreased spending on workovers and maintenance on our producing wells, significant decreases in prices for natural gas during the period and our curtailment of production in May, 2012

During the three months ended June 30, 2012, service revenue totaled $5,628,374 with no comparable activity in the prior period given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC and increased operations from our pre-existing services segment.

During the three months ended June 30, 2012, we incurred lease operating expense and production taxes of $2,496,361 as compared to $3,166,764 in the prior period.  Increases in lease operating expenses and related taxes resulted from charges related to accelerated accrued capital expenditures offset by decreases in production volumes offset by curtailment of production in May, 2012.

During the three months ended June 30, 2012, cost of services totaled $5,389,931 with no comparable activity in the prior year given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC and increased operations from our pre-existing services segment.

During the three months ended June 30, 2012, general and administrative expense decreased to $2,444,931compared to $4,021,289 in the corresponding prior period.  General and administrative expense for the three months ended June 30, 2012 was composed primarily of salaries and wages of $445,859, consulting fees of $328,635, and legal and accounting fees of $426,741.  Non-cash stock-based compensation totaling $670,254has been included in general and administrative expense for the three months ended June 30, 2012 compared to $220,553 in the corresponding prior period.

During the three months ended June 30, 2012, Depreciation, Depletion and Amortization (“DD&A”) expense totaled $1,021,173 as compared to $1,364,096 during the corresponding prior period.  Accretion expense related to the Company’s Asset Retirement Obligation was $172,468, as compared to $219,224 during the corresponding prior period.

During the three months ended June 30, 2012, our realized commodity derivative gain totaled $1,072,170 compared to a realized $56,760 gain during the corresponding prior period.  Our unrealized commodity derivative loss totaled $1,460,312 compared to a gain of $392,699for the corresponding prior period.

During the three months ended June 30, 2012, the Company’s impairment, dry hole costs and abandonment expense totaled $12,953,082 compared to $4,125,010 for the corresponding prior period.

During the three months ended June 30, 2012, the Company recorded impairment expense on intangibles related to the Miller Fabrication LLC acquisition of $3,604,645, compared to $nil for the corresponding prior period.

During the three months ended June 30, 2012, the Company recorded losses on extinguishment of debt of $37,181 compared to $532,932 during the corresponding prior period.

During the three months ended June 30, 2012, interest expense increased to $450,418 from $392,251 during the corresponding prior period and amortization of loan fees decreased to $158,146 from $742,262 during the corresponding prior period.

During the three months ended June 30, 2012, net (loss) increased by $11,508,646 from ($11,804,701) in 2011 to ($23,313,347) in 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

During the six months ended June 30, 2012, oil and gas revenues decreased to $2,143,458, from $7,407,781 for the prior period.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes decreased to 1,497,775 Mcf for the six months ended June 30, 2012 from 2,134,000 Mcf for the corresponding prior period. Decreases relate to normal decline curves in our wells, decreased spending on workovers and maintenance on our producing wells, significant decreases in prices for natural gas during the period coupled with our curtailment of production in May, 2012.

During the six months ended June 30, 2012, service revenue totaled $12,038,509 with no comparable activity in the prior period given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC and increased operations from our pre-existing services segment.

During the six months ended June 30, 2012, we incurred lease operating expense and production taxes of $4,561,739 as compared to $7,292,902 in the prior period.  Decreases in lease operating expenses and related taxes resulted from decreases in production volumes as discussed above coupled with the shutting in of our producing assets in May, 2012.

During the six months ended June 30, 2012, cost of services totaled $11,536,833 with no comparable activity in the prior year given the Company’s entry into the services business in October 2011 with the acquisition of Miller Fabrication, LLC and increased operations from our pre-existing services segment.

During the six months ended June 30, 2012, general and administrative expense increased to $5,603,875 compared to $6,276,985 in the corresponding prior period.  General and administrative expense for the six months ended June 30, 2012 was composed primarily of salaries, wages and benefits of $872,943, consulting, legal and accounting expenses of $1,554,248, insurance of $279,368, and charges to allowance for doubtful accounts of $262,964.  In addition, non-cash stock-based compensation totaled $2,021,778 was included in general and administrative expense for the six months ended June 30, 2012 as compared to $253,054 in the corresponding prior period.

During the six months ended June 30, 2012, Depreciation, Depletion and Amortization (“DD&A”) expense totaled $1,971,347 as compared to $3,347,365 during the prior period.  Accretion expense related to the Company’s Asset Retirement Obligation was $359,741, as compared to $388,746 during the prior period.

During the six months ended June 30, 2012, our realized commodity derivative gain totaled $1,806,696 compared to $208,505 during the prior period.  Our unrealized commodity derivative loss totaled ($1,087,799) compared to a loss of ($28,215) for the prior period.

During the six months ended June 30, 2012, the Company’s impairment, dry hole costs and abandonment expense totaled $13,440,869compared to $4,125,010for the prior period.

During the six months ended June 30, 2012, the Company recorded impairment expense on intangibles related to the Miller Fabrication LLC acquisition of $3,604,645, compared to $nil for the prior period.

During the six months ended June 30, 2012, the Company recorded losses on extinguishment of debt of $1,289,299 compared to $532,932during the prior period.

During the six months ended June 30, 2012, interest expense decreased to $648,290 from $1,305,445 during the prior period and amortization of fees decreased to $231,954 from $1,595,430 during the prior period.

During the six months ended June 30, 2012, net (loss) increased by $10,390,211from ($18,783,324) in 2011 to ($29,173,535) in 2012.

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $24,434,463 compared to $20,156,107 at December 31, 2011.

Our cash balance at June 30, 2012 was $383,766 as compared to $435,015 at December 31, 2011.  The change in our cash balance is summarized below:

Cash balance at December 31, 2011	$ 435,015
Sources of cash:
Cash provided by operating activities	501,456
Total sources of cash including cash on hand	501,456

Uses of cash:
Cash used in investing activities	(160,174)
Cash used in financing activities	(392,531)
Total uses of cash	(552,705)

Cash balance at June 30, 2012	$ 383,766

Net cash provided by operating activities of $501,546 and $1,570,415 for the six months ended June 30, 2012 and 2011, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Through June 30, 2012, we have financed our business activities principally through issuances of common shares, convertible promissory notes, term debt, and lines of credit. These financings are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
Proceeds from related party notes payable	$ -	$ 642,261
Repayment of related party notes payable	-	(668,541)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(154,830)	(118,134)
Proceeds from term debt	750,000	1,885,000
Repayment of term debt	(711,263)	(1,229,387)
Warrants issued for cash	-	1,000,000
Stock ssued for cash, net of fees	-	2,054,889
Payment of financing fees	(60,000)	(770,000)

Payment of bond commitment fees	(216,438)	(214,951)
Net cash (used in) financing activities	$ (392,531)	$ 2,656,137

During the six months ended June 30, 2012, the Company issued 73,098,102 shares of its common stock for a combination of (i) consideration for services rendered by employees, members of the Board of Directors, or external service providers, (ii) the conversion of various notes payable, and (iii) in association with a stock purchase agreement.  See Note 9 for details regarding each category of share issuances.  As of June 30, 2012, the Company had outstanding debt obligations of $10,390,482.

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

As discussed in the “Outlook for 2012/2013 Capital”, although it is not feasible to quantify additional capital expenditures will may be required  during 2012 for our energy construction services, and repair and maintenance services segment as well as additional capital expenditures that may be required to maintain current levels of production related to our natural gas operations.  We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2012 to fund ongoing operations and to follow through with plans for continued investments in the energy construction services business and the exploitation of our oil and gas properties. See Item 1A.- “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of risk factors faced by the Company.

Since our inception, we have produced natural gas in the Powder River Basin located in Northeast Wyoming.  Recently, we began providing construction services and repair and maintenance services primarily to the energy and energy related industries mainly located in Wyoming and North Dakota.  Our strategic shift to a more balanced focus between providing goods and services has realized a more diversified revenue stream for the company.  Although we maintain the strategy to seek high quality development projects in the oil and gas industry, we intend to continue our expansion into the construction services, and repair and maintenance services through growth of our existing operations.  It is anticipated that the natural gas production activities combined with the services activities will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities through reductions in general and administrative expenses or certain asset sales.

Outlook for 2012/2013 Capital

While it has become increasingly difficult to quantify, depending on capital availability, we may require significant capital expenditures during the remainder of the fiscal year 2012, allocated as follows:

•

For purchases of equipment for our construction services, and repair and maintenance business.

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

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2012, our off-balance sheet arrangements and transactions include operating lease agreements, bonding and gas transportation commitments.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

As of June 30, 2012 and 2011, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. Please refer to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form10-K for the year ended December31, 2011 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that are inherent in the energy industry, particularly in the segments in which the Company operates.  Accordingly, there are risks involved in an ownership of the Company’s securities.

The Company has ceased production of natural gas and impaired all value related to the Companies gas assets. Our focus has become Energy Construction and Repair and Services Maintenance. The outstanding liabilities related to the Gas Production segment of the business may place to great a demand on the services segment for it to continue to exist.

For additional risk factors see  “Risk Factors” in Our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the principal risks faced by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

Plan for Remediation of the Remaining Current Material Weakness

As of the close of the second quarter, the Company still did not have enough individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On approximately July 2, 2012, High Plains Gas, Inc. was named in two civil suits by the State of Wyoming related to unpaid personal property, personal equipment taxes, and personal taxes on well equipment for the fiscal periods 2007-2011. The two suits indicate damages in the amount of $275,000. These amounts have been accrued for in accompanying balance sheets. We have not yet responded to these suits.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012, the Company issued 73,098,102 shares of its common stock as follows:

•

1,787,566 shares of common stock were issued to external service providers for services rendered at values between $0.04 and $0.15 per share.

•

3,000,000 shares of common stock were issued to a related party for services rendered as follows; 1,000,000 at  $0.08 per share and 2,000,000 at $0.04 per share

•

54,000,000 share of common stock were issued to related parties at $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $1,080,000.

•

12,683,665 shares of common stock were issued at values between $0.03 and $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $216,655.

•

2,426,871 shares of common stock were issued at $0.07 in association with a stock purchase agreement.

•

800,000 shares of common stock were returned to treasury in association with the relief of an existing bonding liability. In connection therewith a loss of $63,746 has been recognized.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 –MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Articles of Incorporation; filed with the Registrant’s Registration Statement on Form SB-2,May 19, 2005.
3.2	Bylaws; filed with the Registrant’s Registration Statement on Form SB-2, May 19, 2005.
3.3	Amended Articles of Incorporation – changing name from Northern Explorations, Ltd. to High Plains Gas, Inc.; filed October 6, 2010 on Form 8-K.
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

10.46	on Form 10-K for the annual period ended December 31, 2011, and hereby incorporated by reference.
21	Subsidiaries of registrant; filed on registrant's Annual Report on Form 10-K for the annual period ended December 31, 2010, and hereby incorporated by reference.
31.1*	Certification of the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification of the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification of the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
32.2*	Certification of the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
101**	Interactive Data Files.

* Furnished herewith

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 31, 2012

HIGH PLAINS GAS, INC.

(the registrant)

By: \s\ Brandon Hargett

Brandon Hargett

Chief Executive Officer

By: \s\ Brandon Hargett

Brandon Hargett

Chief Financial Officer