Form 10-Q
period 2012-09-30
High Plains Gas, Inc.
filed 2014-03-28
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-125068

High Plains Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3633813
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 East Lincoln, Gillette, WY	82717
(Address of principal executive offices)	(Zip Code)

(307) 752-5731
(Registrant’s telephone number, including area code)

Copies of all communications should be sent to: Cutler Law Group 2800 Post Oak Blvd., Suite 4100, Houston, Texas 77056 Tel: (713) 888-0040 / Fax: (800) 836-0714 Email: rcutler@cutlerlaw.com

3601 Southern Drive, Gillette, WY 82718
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

The number of shares of the registrant’s common stock outstanding as of March 28, 2014 was 299,239,076 shares.

HIGH PLAINS GAS, INC.

TABLE OF CONTENTS

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 44,681	$ 321,227
Accounts receivable, net	-	1,080,967
Deferred financing fees, net	48,106	89,905
Bond commitment fees, net	86,849	100,140
Funds in escrow	-	750,000
Commodity hedge	-	2,182,400
Prepaid and other	52,572	77,199
Assets of discontinued operations	-	9,914,556
Total current assets	232,208	14,516,394

Natural Gas Properties-using successful efforts method	44,114,691	43,553,233
Less accumulated depletion, depreciation, amortization and impairment	(44,114,691)	(29,810,300)
Natural gas properties-net	-	13,742,933

Property, Plant and Equipment-net	-	326,776
Certificates of deposit – restricted	-	201,988
Other Assets-net	-	147,196
Total Assets	$ 232,208	$ 28,935,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 15,891,320	$ 14,380,470
Current portion - term debt	667,415	-
Current portion - lines of credit	5,315,694	6,225,439
Notes payable – related parties	3,393,949	3,398,838
Liabilities of discontinued operations	4,673,158	-
Total current liabilities	29,941,536	24,004,747

Debt Obligations – term debt, net of current	-	4,615,919
Asset Retirement Obligation	9,679,815	9,320,074
Total liabilities	39,621,351	37,940,740

Stockholders’ Deficit:
Preferred stock - $.001 par value: 20,000,000 authorized; 0 issued and outstanding	-	-
Series A Convertible Preferred stock - $1,000 par value: 2,500 authorized; 810.971 and 810.971 issued and outstanding, respectively	810,971	810,971
Common stock - $.001 par value: 500,000,000 authorized; 353,239,076 and 275,714,410 issued and outstanding, respectively	353,239	275,714
Additional paid in capital	61,773,658	53,229,680
Accumulated deficit	(102,327,011)	(63,321,818)
Total stockholders’ deficit	(39,389,143)	(9,005,453)
Total Liabilities and Stockholders’ Deficit	$ 232,208	$ 28,935,287

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For The Three Months Ended September 30,
	2012	2011
Revenues
Natural gas revenue	$ -	$ 2,784,663
Service revenue	-	-
Total Revenue	-	2,784,663

Costs and Expenses
Lease operating expense and production taxes	228,999	1,514,961
General and administrative expense	1,462,578	1,759,713
Depreciation, depletion, amortization and accretion	247,504	1,844,446
Other operating expenses	-	10,872
Amortization of bond commitment / financing fees	109,848	807,743
Realized commodity hedge (gain)	(52,837)	(129,140)
Impairment of natural gas properties	-	2,565,270
Impairment expense – other assets	240,757	-
Abandonment of natural gas properties	-	2,748
Total Costs and Expenses	2,236,849	8,376,613

Operating (loss) from continuing operations	(2,236,849)	(5,591,950)

Other Income (Expense)
Other income expense	61,048	27,522
(Loss) on valuation of equity securities	-	(1,751,602)
Unrealized commodity hedge gain (loss)	-	1,157,117
(Loss) on extinguishment of debt and liabilities	(360,015)	(4,323,581)
Interest (expense)	(1,941,601)	(549,843)
Total Other Income (Expense)	(2,240,568)	(5,440,387)

Net (loss) from continuing operations	$ (4,477,417)	$ (11,032,337)
Loss from discontinued operations	(5,353,241)	-
Net (loss)	$ (9,830,658)	$ (11,032,337)

Preferred stock dividend	(30,405)	-

Net (loss) applicable to common stockholders	(9,861,063)	$ (11,032,337)

Basic and diluted net (loss) per share:
Continuing operations	$ (0.01)	$ (0.06)
Discontinued operations	(0.02)	-
Total basic and diluted net (loss) per share	$ (0.03)	$ (0.06)

Weighted average number of common shares outstanding – basic and diluted	351,324,443	181,547,173

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For The Nine Months Ended September 30,
	2012	2011
Revenues
Natural gas revenue	$ 2,143,458	$ 10,191,744
Service revenue	-	-
Total Revenue	2,143,458	10,191,744

Costs and Expenses
Lease operating expense and production taxes	4,790,737	10,443,214
General and administrative expense	6,693,859	6,401,347
Depreciation, depletion, amortization and accretion	2,461,445	5,580,557
Other operating expenses	581,292	684,389
Amortization of bond commitment / financing fees	341,801	2,403,173
Realized commodity hedge (gain)	(771,733)	(337,645)
Impairment of gas properties	13,440,869	2,565,270
Impairment expense – other assets	240,757	-
Abandonment of oil and gas properties	-	4,127,758
Total Costs and Expenses	27,779,027	31,868,063

Operating (loss) from continuing operations	(25,635,569)	(21,676,319)

Other Income (Expense)
Other income (expense)	(183,469)	88,665
(Loss) on valuation of equity securities	-	(2,645,108)
Unrealized commodity hedge gain (loss)	-	1,128,902
Loss on extinguishment of debt and other liabilities	(1,649,314)	(4,856,513)
Interest (expense)	(2,516,143)	(1,855,288)
Total Other Income (Expense)	(4,348,926)	(8,139,342)

Net (loss) from continuing operations	$ (29,984,495)	$ (29,815,661)
Loss from discontinued operations	(9,019,698)	-
Net (loss)	$ (39,004,193)	$ (29,815,661)

Preferred stock dividend	$ (86,980)	$ -

Net (loss) applicable to common stockholders	$ (39,091,173)	$ (29,815,661)

Basic and diluted net (loss) per share:
Continuing operations	$ (0.09)	$ (0.18)
Discontinued operations	(0.03)	-
Total basic and diluted net (loss) per share	$ (0.12)	$ (0.18)

Weighted average number of common shares outstanding – basic and diluted	327,925,252	170,204,573

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the Nine Months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss)	$ (39,004,193)	$ (29,815,661)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities net of discontinued operations:
Depreciation, depletion, amortization, and accretion	2,461,445	5,580,057
Amortization of bond commitment and finance fees	341,801	2,403,173
Abandonment of oil and gas prospect	-	4,127,758
Amortization of debt discount	17	471,650
Unrealized commodity hedge loss / (gain)	2,182,401	(1,128,902)
Stock and warrant based compensation	2,691,932	364,548
Stock issued for services	313,455	1,017,004
Stock issued for commitment fee	166,663	150,644
Impairment of oil and gas prospects	13,440,869	2,565,270
Impairment of other assets	240,757	-
Loss on fair value of securities	-	2,645,108
Loss on impairment of intangible assets		-
Loss on extinguishment of debt	63,646	4,856,513
Loss on debt conversion	453,567	-
Loss on debt conversion related party	856,415	-
Interest added to related party notes payable	-	180,856
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,088,400	(310,259)
Decrease in prepaid and other assets	(364,403)	(115,007)
Increase in accounts payables and accrued liabilities	1,695,800	8,810,551
Decrease in assets of discontinued operations	9,914,556	-
Increase in liabilities of discontinued operations	4,673,158	-
Net cash provided by operating activities	1,216,286	1,803,303
Cash Flows from Investing Activities:
Additions to oil and gas properties	(11,424)	(1,114,949)
Deposits on acquisition of oil and gas property	-	(2,000,000)
Purchase of equipment	(164,461)	(552,864)
Net cash (used in) investing activities	(175,885)	(3,667,813)
Cash Flows from Financing Activities:
Proceeds from notes payable	750,000	-
Repayment of notes payable	(780,765)	-
Proceeds from related party notes payable	-	892,261
Repayment of related party notes payable	(100,000)	(695,541)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(909,744)	(379,334)
Proceeds from term debt	-	2,110,000
Repayment of term debt	-	(1,504,580)
Warrants issued for cash	-	1,000,000
Stock issued for cash, net of fees	-	2,054,889
Payment of bond commitment fees	(216,438)	(214,951)
Payment of financing fees	(60,000)	(770,000)
Net cash provided by (used in) financing activities	(1,316,947)	2,567,744

Net Increase in Cash and Cash Equivalents	(276,546)	703,234
Cash and Equivalents, at beginning of period	321,227	208,823
Cash and Equivalents, at end of period	$ 44,681	$ 912,057

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (continued)

(UNAUDITED)

For the Nine Months Ended September 30,
	2012	2011
Supplemental Cash Information:
Cash paid for interest	$ 324,539	$ 539,360

Non-cash transactions:
Deposit on acquisition of oil and gas property with stock	$ -	$ 2,125,010
Shares returned to treasury in connection with extinguishment of bonding liabilities	$ (16,000)	$ -
Stock and warrants issued in conversion of related party notes payable	$ 3,780,000	$ 309,573
Value attributable to Beneficial Conversion Feature	$ 836,000	$ -
Common stock issued for settlement of related party debt	$ -	$ 77,001
Preferred stock issued for settlement of related party debt	$ -	$ 969
Debt forgiveness from related parties	$ -	$ 2,063,022
Debt conversion of related party debt	$ -	$ 4,868,424
Common stock issued for related party note payable repayment	$ -	$ 1,500,000
Common stock issued for commitment fee on securities purchase	$ 166,665	$ -
Discount on convertible notes recorded to additional paid in capital	$ -	$ 734,989
Common stock issued in connection with prepaid services	$ 271,943	$ -
Common stock issued in connection with settlement of accounts payable	$ 41,511	$ 1,131,296
Common stock issued in connection with conversion of notes payable	$ 892,981	$ -
Dividends declared on Series A Convertible Preferred Stock	$ 86,980	$ -
Equipment purchased with debt financing	$ 153,311	$ -
Additions to gas properties included in accounts payable and accrued liabilities	$ 550,034	$ -

See accompanying notes to these unaudited condensed consolidated financial statements

HIGH PLAINS GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1:  ORGANIZATION

High Plains Gas, Inc. (the “Company, “We, “Our”), a Nevada corporation, together with its wholly owned subsidiaries, provides construction services, and repair and maintenance services primarily to the energy and energy related industries primarily located in Wyoming, North Dakota, Montana, Oklahoma and Texas, and produces natural gas in the Powder River Basin in Northeast Wyoming.  During our fiscal year ended December 31, 2011, we commenced a strategic shift in operations from primarily natural gas production to a more focused approach towards energy construction services and repair and maintenance services. During the three months ended June 30, 2012, we shut in our natural gas producing assets. In February 2013, our Energy Construction Services, and Repair and Maintenance Services division discontinued its operations, coinciding with the disposition of Miller Fabrication, LLC (“Miller”) (Note 5). On March 28, 2013, we executed an Agreement and Plan of Merger between the Corporation and Chama Technologaes, Inc. (“Chama”), a Nevada corporation, for the purchase by Chama of a controlling stock interest in High Plains.

The terms of the acquisition are substantially as follows:

The Agreement requires that the Company complete a 1 for 1,000 reverse split of High Plains Gas common stock.  Upon completion of the reverse stock split, we will have approximately 305,000 shares of common stock outstanding.  Pursuant to the merger, we were to issue to Chama shareholders 25,000,000 shares of High Plains Gas stock.  We assumed approximately $4,000,000 in obligations owed to previous shareholders of RWM Resources, Inc. an entity that was previously owed by Chama.

As the Company is delinquent in its filings with the U.S. Securities and Exchange Commission (“SEC”) the impact of the merger agreement cannot be effectuated through the rules and regulations of FINRA and consequently has not been effectuated in the accompanying unaudited financial statements.

NOTE 2: GOING CONCERN

As of September 30, 2012 our current liabilities exceeded our current assets by $29,709,328 and for the nine months ended September 30, 2012, our net loss from continuing operations was $29,984,495, while our loss from discontinued operations amounted to $9,019,698.  Our results of operations have resulted in an accumulated deficit of $102,327,011 and a total stockholders’ deficit of $39,389,143 as of September 30, 2012.  We currently have no production related to our natural gas properties and the operations related to our Energy Construction Services and Repair and Maintenance Division have been discontinued. We have past due debt obligations and a significant amount of current liabilities that are past due. If additional financing is not available and or if we are unable to fund our operating cash flow needs the Company may be unable to continue to exist.

NOTE 3:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity.  The Company incurred a net loss from continuing operations of $29,984,495 and losses from discontinued operations of $9,019,698 during the first nine months of 2012, had negative working capital of $29,709,328 and an accumulated deficit of $102,327,011. As a result the Company is in technical default of certain covenants contained in its credit and loan agreement with its primary lender. The holder of the promissory note under this credit and loan agreement may at its option give notice to the Company that the amount is immediately due and payable. As a result, $5.3 million of the Company’s long-term debt has been classified as a current liability in the accompanying unaudited balance sheet at September 30, 2012.

The Company’s recurring losses, negative working capital and lack of revenue resulting from the shutting in of its gas producing assets in May 2012 coupled with the discontinued operations of its Energy Construction Services and Repair and Maintenance Services business segment raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Business Segment Information. The Company had historically been comprised of two operating segments: (1) Natural Gas Production and (2) Energy Construction Services and Repair and Maintenance Services.  The unaudited condensed consolidated financial statements include High Plains and its wholly owned subsidiaries, High Plains Gas, LLC, which represents the Natural Gas Production operating segment and HPG Services LLC and Miller Fabrication LLC, which together represented the Energy Construction Services and Repair and Maintenance services operating segment. As noted elsewhere herein the Company has discontinued the operations of the Energy Constructions Services and Repair and Maintenance Services business segment (Note 5). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our unaudited consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including:  (1) oil and gas reserve quantities; (2) depletion, depreciation and amortization; (3) assigning fair value and allocating purchase price in connection with business combinations; (4) valuation of commodity derivative instruments; (5) asset retirement obligations; (6) valuation of share-based payments; (7) income taxes; (8) cash flow estimates used in impairment tests of long-lived assets; and (9) Impairment of intangible assets.

Revenue Recognition. Revenues related to natural gas sales are under the sales method of accounting. Under this method, revenues are recognized on production as it is taken and delivered to its purchasers.

Revenue from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our business units may measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our unaudited consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts will be reflected in the unaudited condensed consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. As of September 30, 2012 we have not recorded any amounts on a percentage-of-completion basis in our unaudited condensed consolidated financial statements.

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of September 30, 2012 we have not recorded any amounts related to earnings in excess of billings on our unaudited condensed consolidated financial statements.

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

NOTE 4: LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

September 30, 2012
Common stock options	85,634,044
Convertible notes payable	62,000,000
Common stock warrants	9,346,806
Total	156,980,850

All of the common shares underlying the stock options, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the nine months ended September 30, 2012 respectively because their effects were considered anti-dilutive.

NOTE 5:  DISCOUNTINUED OPERATIONS

On February 20, 2013 the Company completed a purchase and sale agreement whereby Miller Fabrication, LLC (“Miller”) was sold.  In connection with the sale of Miller, the Company also determined to discontinue the operations of its Energy Construction Services and Repair and Maintenance Services Division. Results from operations from the Energy Constructions Services and Repair and Maintenance Services division, including Miller for the three and nine months ended September 30, 2012 and 2011 have been presented in our Condensed Consolidated Statement of Operations as discontinued operations.

The components of the result of discontinued operations for these divisions are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011(a)	2012	2011(a)
Service revenue	$ 2,919,603	$ -	$ 14,958,112	$ -
Cost of services	2,971,616	-	14,508,448	-
General and administrative expenses	54,215	-	426,808	-
Depreciation, depletion, amortization, and accretion	66,110	-	183,258	-
Operating (loss)	$ (172,338)	$ -	$ (160,402)	$ -
Other income (expense)	(31,799)	-	(31,799)	-
Interest (expense)	(149,135)	-	(222,883)	-
Impairment of intangible and other assets	(4,999,969)	-	(8,604,614)	-
Net income (loss)	$ (5,353,241)	$ -	$ (9,019,698)	$ -

(a)

As noted in Note 10, the Energy Construction Services and Repair and Maintenance Services division was formed primarily through the purchase of Miller during the fourth fiscal quarter of 2011 (October 14, 2011, accordingly there is no discontinued operations income statement presentation for the three and nine months ended September 30, 2011 respectively.

Included in Assets and Liabilities of Discontinued Operations the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are the following major classes of assets and liabilities associated with discontinued operations:

	As of
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$ 128,287	$ 113,788
Accounts receivable	1,245,711	2,974,222
Prepaid and other assets	63,593	26,177
Total current assets	1,437,591	3,114,187
Property, plant, and equipment	854,756	1,966,516
Other assets	918,845	7,496,360
Total assets	3,211,192	$ 12,577,063

Accounts payable	$ 5,848,775	$ 1,933,932
Current portion – term debt	205,317	-
Current portion – lines of credit	-	100,500
Notes payable	387,730	628,075
Other liabilities	1,442,528	-
Total current liabilities	7,884,350	2,662,507
Total liabilities	$ 7,884,350	$ 2,662,507

Net (liabilities) assets of discontinued operations	$ (4,673,158)	$ 9,914,556

NOTE 6:  NATURAL GAS PROPERTIES

In May 2012, the Company shut in its gas producing assets and ceased production of natural gas. The Company recognized no revenue from gas production from June through September 2012.  As of the date of these consolidated financial statements, production has not resumed.

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

The unit-of-production method of depreciation, depletion, and amortization of gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Depletion expense was $nil and $863,523 during the three and nine months ended September 30, 2012 respectively. During the three and nine months ended September 30, 2011 depletion expense was $1,567,421 and $4,769,663 respectively.

Aggregate Capitalized Costs. Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Capitalized Costs	Accumulated DD&A and Impairment	Net Capitalized Costs
As of September 30, 2012
Proved	$ 19,417,440	$ (19,417,440)	$ -
Unproven	9,755,742	(9,755,742)	-
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(8,562,883)	-
Total	$ 44,114,691	$ (44,114,691)	$ -

As of December 31, 2011
Proved	$ 18,855,982	$ (15,981,885)	$ 2,874,097
Unproven	9,755,742	(2,116,744)	7,638,998
Shut-in	6,378,626	(6,378,626)	-
Asset retirement obligations	8,562,883	(5,333,045)	3,229,838
Total	$ 43,553,233	$ (29,810,300)	$ 13,742,933

Costs incurred in Oil and Gas Activities.  Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	September 30, 2012	December 31, 2011

Lease acquisition costs	$ 20,914,226	$ 20,914,226
Development costs	14,637,582	14,076,125
Asset retirement costs	8,562,883	8,562,882
Total operations	$ 44,114,691	$ 43,553,233

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.  Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.  During the three and nine months ended September 30, 2012 and 2011, the Company recognized non-cash impairment charges of $nil and $13,440,869 and $2,565,270 and $2,565,270, respectively.

Revenue. Revenues from the sale of natural gas are recognized when the product is delivered at a fixed or determinable price, title is transferred, collectability is reasonably assured, and evidenced by a contract.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of gas actually sold by the Company.  In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company’s remaining over-and-under produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at September 30, 2012 and 2011 were not significant.

NOTE 7:  ASSET RETIREMENT OBLIGATION

Asset retirement obligations require the recognition of a liability for certain obligations associated with the retirement of long lived assets. Changes in the Company’s asset retirement obligations were as follows:

Asset retirement obligations, December 31, 2010	$8,229,630
Revisions in estimated liabilities	361,202
Accretion expense	729,242
Asset retirement obligations, December 31, 2011	$9,320,074
Revisions in estimated liabilities	-
Accretion expense	359,741
Asset retirement obligations September 30, 2012	$9,679,815

Accretion expense for the three and nine months ended September 30, 2012 amounted to $nil and $359,741, respectively.

NOTE 8:  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of 5 to 10 years.

	September 30, 2012	December 31, 2011

Transportation and vehicles	$ -	$ -
Equipment and other	-	-
Computer and software	-	423,069
Total Cost	-	423,069
Accumulated depreciation	-	(96,293)
Property and equipment, net	$ -	$ 326,776

Depreciation expense was $93,100, and $280,002, and $104,956 and $250,075, during the three and nine months ended September 30, 2012 and 2011, respectively.

During the three month period ended September 30, 2012, the Company recorded impairment of property and equipment of $240,757. The impairment was recorded pursuant to the Company’s decision in May 2012 to shut in all of its gas producing assets and ceased production of natural gas. The Company recognized no revenue from gas production subsequent to shut in and has no definitive plans to resume production in the foreseeable future. As of September 30, 2012 and December 31, 2011, $854,756 and $1,966,516 in property and equipment have been included as components of Assets of Discontinued Operations in our Consolidated Balance Sheets.

NOTE 9:  CERTIFICATES OF DEPOSIT

The Company maintains certificates of deposits that have been established for the purpose of operations in the state of Wyoming.  At September 30, 2012 and December 31, 2011, the outstanding amount totaled $nil and $201,988, respectively.

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

NOTE 11: INTANGIBLE ASSETS

The components of identifiable intangible assets as of September 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Discontinued Operations	Net Carrying Value
Intangible Assets:
Customer Relationships	5,716,694	(920,838)	(4,795,856)	-
Employment Agreements	2,154,092	(412,491)	(1,741,601)	-

Total	7,870,786	(1,333,329)	(6,537,457)	-

Amortization expense for intangible assets was $154,254 and $958,903 for the three and nine months ended September 30, 2012, respectively, with no comparable expense in 2011.

During the three and nine months ended September 30, 2012, remaining unamortized intangible assets have written down to a carrying value of $0 as a component of losses incurred in connection with discontinued operations  as described elsewhere herein.

NOTE 12:  SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2012 and December 31, 2011, there were 500,000,000 shares of our $0.001 par value common stock authorized. The Company increased its common stock authorization to 350,000,000 shares during the second quarter of fiscal year ended December 31, 2011.  During the third quarter of the 2011 fiscal period, the Company further increased the authorization to 500,000,000 shares.  As of September 30, 2012 and December 31, 2011, 353,239,076 and 275,714,410 shares of common stock were outstanding, respectively.

During the nine months ended September 30, 2012, the Company issued 77,524,666 shares of its common stock as follows:

•

1,787,566 shares of common stock were issued to external service providers for services rendered at values between $0.04 and $0.15 per share based on quoted market values on the date of issuance.

•

3,000,000 shares of common stock were issued to a related party for services rendered as follows; 1,000,000 at $0.08 per share and 2,000,000 at $0.04 per share based on quoted market values on the date of issuance.

•

54,000,000 share of common stock were issued to related parties at $0.05 per share in association with the conversion of certain promissory notes. Shares were not issued pursuant to the original terms of the convertible note agreements, resulting in a loss on conversion of debt of $1,080,000.

•

17,110,229 shares of common stock were issued at market values between $0.01 and $0.07 per share in association with the conversion of certain promissory notes. The conversion of the promissory notes occurred at conversion terms which varied from the initial note agreements which generated losses on the conversion of debt of $249,682.

•

2,426,871 shares of common stock were issued at $0.07 in association with services provided related to a stock purchase agreement.

•

(800,000) shares of common stock were returned to treasury in association with the relief of an existing bonding liability. The return of the shares accounted for under the cost method

Preferred Stock

As of September 30, 2012 we had two classes of preferred shares:

•

Preferred shares $0.001 par value 20,000,000 authorized, no shares issued and outstanding as of September 30, 2012  and December 31, 2011;

•

Series A Preferred stock, par value $1,000.  These shares have no voting rights the total number of shares authorized is 2,500. The shares will pay dividends in cash or in shares of the Company’s common stock at $8.34 per share per month. In the case of non-payment of preferred dividends a default rate of $15 per share per month will be accrued on all outstanding preferred shares. As of September 30, 2012 and December 31, 2011, there were 810.971 preferred shares issued and outstanding. Dividends totaling $107,553 have been accrued as payable to preferred shareholders as of September 30, 2012. Each share of Series A Convertible Preferred Stock shall be convertible at any time by the holder thereof into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) 80% of the 30 day volume weighted average price (“VWAP”) on the trading day immediately preceding conversion, (ii) 80% of the 10 day VWAP on the trading day immediately preceding conversion or (iii) $.25 per share, but in no case shall the conversion price be less than $.25 per share.

NOTE 13:  SHARE BASED COMPENSATION

Common Stock Options

During the nine months ended September 30, 2012, our board of directors approved the grant of 4,834,044 options to employees and external consultants.  During the twelve months ended December 31, 2011, our board of directors approved the grant of 81,000,000 options to directors and former directors of the Company, our former Chief Executive Officer, and the principals of Miller Fabrication LLC in relation to the Company’s acquisition of Miller and the principals’ employment roles at the Company.  No options were granted prior to January 1, 2011.  Additionally, during the fourth quarter of 2011, the board of directors approved a reduction in the exercise price of the options previously granted to the directors and former directors of the company from $1.02 to $0.05. The 81,000,000 options granted to directors and former directors expired subsequent to the end of the reporting period in accordance with the initial terms of the options which indicates that option grants terminate 90 days from an employee or directors separation from the Company.

A summary of the activity through September 30, 2012 is as follows:

	Number of Shares	Weighted Avg. Exercise Price (1)
Options outstanding - December 31, 2010	-	-

Granted during period	81,000,000	$ 0.10
Exercised during period	-	-
Forfeited during period	(160,000)	$ 1.02
Expired during period	-	-

Options outstanding - December 31, 2011	80,840,000	$ 0.09
Options exercisable – December 31, 2011	16,200,000	$ 0.09

Granted during period	4,834,044	$ 0.09
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	(40,000)	$ 1.02

Options outstanding – September 30, 2012	85,634,044	$ 0.09
Options exercisable – September 30, 2012	17,286,809	$ 0.09

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

During the nine months ended September 30, 2012 and 2011, the Company recognized $2,169,604 and $nil in share-based compensation respectively related to these issuances. As of September 30, 2012, there was $8,276,116 in deferred share-based compensation expense related to the unvested portion of the options.

Warrants

During the nine months ended September 30, 2012, the Company issued 4,180,000 warrants in connection with a debt financing.  During the twelve months ended December 31, 2011, the Company issued a total of 1,839,679 stock purchase warrants of which 750,000 were issued to employees as compensation with the remainder issued for cash or in association with debt agreements.

A summary of the activity through September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding - December 31, 2010	5,289,627	$ 0.50
Warrants exercisable - December 31, 2010	5,289,627	$ 0.50

Granted during period	1,839,679	$ 0.53
Exercised during period	-	-
Forfeited during period	(1,500,000)	$ 0.50
Expired during period	-	-

Warrants outstanding - December 31, 2011	5,629,306	$ 0.51
Warrants exercisable - December 31, 2011	5,179,306	$ 0.51

Granted during period	4,180,000	$ 0.10
Exercised during period	-	-
Forfeited during period	(462,500)	$ 0.50
Expired during period	-	-

Warrants outstanding – September 30, 2012	9,346,806	$ 0.33
Warrants exercisable – September 30, 2012	9,346,806	$ 0.33

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

During the nine months ended September 30, 2012 and 2011, we recognized $522,328 and $29,968 in stock based compensation respectively related to warrants issued to employees.  As of September 30, 2012, there was $nil in deferred share based compensation expenses related to the unvested portion of the warrants.

At September 30, 2012, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.  At December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $nil and $nil, respectively.

NOTE 14:  DEBT

Letters of Credit

The Company entered into a line of credit agreement with First National Bank of Gillette on November 12, 2010 to provide letters of credit to various agencies and entities for the bonding required to operate the Company’s methane wells.  These letters of credit totaled $7,839,358, and any outstanding balances carry an interest rate of 1% over the U.S. Bank Denver Prime Rate.  On April 15, 2011, the Company entered into an agreement with Zurich North America to provide fifty percent coverage on the outstanding bonding requirements. The letters of credit were subsequently reduced to $3,928,773.  Any outstanding amounts and related interests are due on demand.  The agreement is secured by the right of setoff against corporate depository account balances, a mortgage on certain real property, all improvements and equipment on certain well sites and including rights to future production, assignment of a life insurance policy on the Chief Operating Officer as well as personal guarantees of certain shareholders. There were no amounts outstanding on this agreement as of September 30, 2012 and December 31, 2011.

Lines of Credit

A summary of lines of credit outstanding is as follows:

	September 30, 2012	December 31, 2011
Current Portion
Amegy Bank (a)	$ 5,232,830	$ 6,000,000
First National Bank of Gillette (b)	82,864	225,439
Total Lines of Credit Current Portion	$ 5,315,694	$ 6,225,439

All amounts related to our lines of credit have been classified as current liabilities on our consolidated balance sheet as the result of covenant violations.

(a)

On November 19, 2010, the Company (through its wholly owned subsidiary CEP-M Purchase LLC) entered into a line of credit facility with Amegy Bank National Association (“Amegy”) for a revolving line of credit of up to $75,000,000.  The facility is to be used to finance up to 60% of the Company’s oil and gas acquisitions, subject to approval by Amegy.  The interest rate is based on LIBOR, the amount of the credit facility in use and other factors to determine the prevailing rate on outstanding principal balances (effective rate of 6.25% as of September 30, 2012).  Outstanding principal balances and any related accrued interest was due on September 17, 2013 subject to mandatory prepayment terms per the agreement.  The credit facility is secured by all assets of CEP-M Purchase LLC a mortgage on all proved and possible reserves as well as related well and gathering equipment.  As of September 30, 2012, the outstanding principal balance was $5,232,830.  This amount remains outstanding and past due. During the three months ended September 30, 2012 the principal balance of the note was reduced by $767,170 in connection with the execution of a transaction, termination and liquidation agreement whereby its hedging arrangement was terminated. (Note 16) As a component of the transaction and termination agreement Amegy received cash proceeds directly from the hedge which were credited to the outstanding principal balance. In connection therewith we recorded a realized loss on the settlement of the hedge in the amount of ($113,248).

The credit facility is subject to restrictive covenants, and as of September 30, 2012 and December 31, 2011, the Company was not in compliance with certain covenants including but not limited to: current ratio, leverage ratio and interest coverage ratio. The outstanding balance on the line of credit has been classified as a current liability as of September 30, 2012 and December 31, 2011 due to the failure to maintain compliance with these covenants.

(b)

On November 29, 2010, the Company entered into an agreement with First National Bank of Gillette for a line of credit of up to $461,148.  The line of credit bears an interest rate of 6% and is secured by the right of offset against corporate depository account balances. Terms include the requirement of a monthly payment of $20,400 and the principal becomes due on November 30, 2012. The outstanding balance on this line of credit as of September 30, 2012 was $82,864. This amount remains outstanding and past due.

Term Debt

A summary of term debt is as follows:

	September 30, 2012	December 31, 2011
Current Portion
US Bank (a)	$ 546,887	$ 659,107
Ford Motor Credit (b)	23,675	9,325
Trade Term Notes Various (c)	932,746	910,000
Total Current Portion	1,503,308	1,578,432
Debt Discount (c)	(835,893)	-
Current Portion, net	$ 667,415	$ 1,578,432
Related Party
Term Notes Related Party (e)	$ 393,949	$ 398,838
Miller Group (d)	3,000,000	3,000,000
Total Current Portion Related Party	$ 3,393,949	$ 3,398,838

Long Term Portion
US Bank (a)	$ -	$ 16,846
Ford Motor Credit (b)	-	20,641
Total Long Term Portion	$ -	$ 37,487
Related Party
Miller Group (c)	-	3,000,000
Total Long Term Portion Related Party	$ -	$ 3,000,000

Total Term Debt	$ 4,061,364	$ 8,014,757

Outstanding balances on term notes and related party notes are due:

2012	$4,061,364
2013	-
2014	-
2015	-
2016	-
2017	-
Total	$4,061,364

(a)

On January 20, 2010, the Company entered into a term loan agreement with U.S. Bank of $1,200,000 with a maturity date of January 20, 2013. Payments are due monthly of $16,935 which include interest at 4.95% per annum. The agreement is secured by the right of offset against corporate depository accounts and is guaranteed by certain shareholders. This note is past due and remains outstanding.

(b)

On March 11, 2010, the Company entered into a term loan agreement with Ford Motor Credit of $42,820 with a maturity date of March 31, 2015.  Payments are due monthly of $871 which include interest at 7.99% per annum. The agreement is secured by a corporate vehicle. This note is past due and remains outstanding.

(c)

Between April 2011 and March 2012, the Company entered into various term loan agreements. Included in various term notes were:

 $735,000 of convertible notes payable issued in April and May, 2011. The notes bear interest of 15% per annum and matured on December 31, 2011. The initial terms of the notes allowed for conversion into shares of our common stock at $0.50 per share. Due to the conversion options, the Company recorded debt discounts totaling $734,989. The debt discount was fully accreted as of December 31, 2011. Prior to September 30, 2012, all but one of the convertible notes in the amount of $710,000 plus accrued interest and penalties were converted into 10,883,665 shares of common stock. Prior to the conversion, our board of directors approved for the conversion price to be reduced to between $0.0375 and $0.07 per share. The Company recognized losses of $172,118 as a result of the conversions.

As of September 30, 2012 $25,000 in principal remains outstanding related to the one convertible note still outstanding.

A $100,000 convertible promissory note was originated in October 2011. The note bears interest at 7% and maturing on October 4, 2012. The Note is convertible at a maximum rate of $25,000 every 30 days, into shares of the Company’s common stock based on 70% of the lowest two trading days VWAP, as defined in the terms of the agreement, for the five trading days prior to conversion. As of September 30, 2012 $10,463 in principal remains outstanding related to this note. Two conversions related to this note were recorded during the quarter ended September 30, 2012.  A total of $45,537 in principal and $5,463 were converted into 1,800,000 shares of our common stock. We recorded losses in the amount of $37,181 during the quarter ended September 30, 2012 in connection with the conversions.

Two additional notes payable, totaling $200,000 issued in August 2011 with maturities of July through September 2011. Remaining principal balances as of September 30, 2012 and December 31, 2011 were $60,000 and $60,000 respectively. The remaining principal balance is past due, the notes payable bear interest at 0% per annum and are unsecured.

A secured convertible promissory note totaling $836,000 issued on March 9, 2012 maturing in September 2013 and bearing interest at 6% per annum.  Payments of the greater of $103,125 or 1/8th of the principal balance plus accrued interest were due monthly beginning in September 2012.  Due to the conversion features contained in the note, the Company recorded a debt discount totaling $836,000.  The note was convertible into shares of the Company’s common stock at $0.05 per share. During the nine months ended September 30, 2012, accretion of the debt discount was $17. Conversion

(d)

On November 18, 2011 the Company issued two $3,000,000 notes payable to related parties in connection with the acquisition of Miller Fabrication. The notes bear interest at 0% and are due and payable on November 1, 2012 and November 1, 2013 respectively. The notes are convertible into shares of the Company’s common stock at a rate of 70% of the volume weighted average closing price of the Company’s common stock for the twenty days immediately preceding the conversion but not less than $0.30 per share and not more than $2.00 per share. Subsequent to December 31, 2011 the Company agreed to amend the Convertible Promissory Notes.  The amendments reduced the conversion price to $0.05 for up to $2,700,000 of the original $6,000,000 in principal.  Additionally, the Company amended the repayment terms of the notes.  Subsequent to these amendments, principal related party exercised the amended conversion option whereby he converted $1,500,000 in principal into 30,000,000 shares of common stock, and a second related party converted $1,200,000 in principal into 24,000,000 shares of common stock.  During the second quarter of 2012, certain related parties received $200,000 in cash payments towards the current portion of these notes. During the three months ended September 30, 2012 an additional cash payment of $100,000 was made, the remaining $3,000,000 is payable on November 1, 2013. This note is past due and remains outstanding.

(e)

A total of $393,949 and $423,837 was owed to various related parties as of September 30, 2012 and December 31, 2011, respectively. Included in these related party notes are;

•

A note payable in the amount of $135,682 bearing interest at 15% per annum. This note is past due and payable to Mike Hettinger a shareholder of the Company as of September 30, 2012.

•

A note payable in the amount of $61,027 bearing interest at 0% per annum.  This note is past due and payable to Jerri Hettinger a shareholder of the Company as of September 30, 2012

•

A note payable in the amount of $122,240 per annum bearing interest at 0% due and payable to Mark Hettinger a shareholder and former director of the Company as of December 31, 2012.

•

A note payable in the amount of $50,000 bearing interest at 10%.  This note is past due as and payable to Joe Hettinger a shareholder and former director of the Company as of September 30, 2012.

•

A note payable in the amount of $25,000 bearing interest at 0% per annum.  This note is past due and payable to a shareholder of the Company as of September 30, 2012.

NOTE 15:  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company had the following transactions with related parties:

•

The Company leases real estate property from a related party.  Rent expense recognized in connection with this entity for the nine months ended September 30, 2012 totaled $434,000 and $176,000 for the year ended December 31, 2011.  On September 19, 2012 a lease terminating agreement between the Company and the related party was executed terminating the lease for the Company’s headquarters in Gillette, Wyoming. In connection with the termination of the lease agreement the Company recognized additional rent expense of $202,000 as the result of the reversal of a previously unrecognized deferred rental liability.

•

During the nine months ended September 30, 2012, the Company incurred legal fees from a related party totaling $106,357, which had been paid in full as of September 30, 2012.  Additionally, as of September 30, 2012, the Company recorded prepaid legal fees to the same related party in the amount of $53,643.

•

During the nine months ended September 30, 2012, the Company incurred expenses related to the Board of Directors totaling $22,947, of which $352 remain in accounts payable as of September 30, 2012.

•

In addition to the specific expenses outlined directly above and during the normal course of business, certain related parties procure goods and/or services on behalf of the Company. During the nine months ended September 30, 2012, these expenses totaled $144,831, of which $13,467 remains in accounts payable as of September 30, 2012.

Notes 12 and 14 provide additional detail related to certain equity and debt transactions between the Company and related parties

NOTE 16:  INCOME TAXES

Income Taxes.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  No uncertain tax positions have been identified as of September 30, 2012.

The Company is generally no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2008, and for state and local tax authorities for years before 2007.

The Company is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management.  At this date, this fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 – Income Taxes. As a result, the Company’s deferred tax assets as of September 30, 2012 and December 31, 2011 are subject to a full valuation allowance.

NOTE 17:  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilized a swap contract to hedge the effect of price changes on a portion of its natural gas production. The objective of the Company's hedging activities and the use of a derivative financial instrument was to achieve more predictable cash flows. While the use of a derivative instrument limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements.

The use of a derivative involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The derivative contract may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. The Company is not required to post collateral when the Company is in a derivative liability position.

During the nine months ended September 30, 2012 and 2011, the Company had  swap agreements related to its natural gas production.  Location and quality differentials attributable to the Company's properties were not included.  The agreement provides for monthly settlement based on the differential between the agreement price and the actual CIG Rocky Mountains price.

On or about August 15, 2012 the Company entered into a transaction, termination and liquidation agreement whereby its hedging arrangement was terminated. Proceeds of $767,170 were credited by Amegy against the outstanding balance of our line of credit related to cash payments from the Hedge (Note 14).

During the three months ended September 30, 2012 the Company recognized net gains on settlement of $52,837 related to hedge settlements, no unrealized gains or losses were recognized.  During the nine months ended September 30, 2012 the Company recognized net gains of $771,733 in connection with hedge settlement.

NOTE 18:  COMMITMENTS AND CONTINGENCIES

Financing Arrangement.  On February 29, 2012, the Company entered into an exclusive agreement for financial advisory services; wherein, the Company will pay to the advisor cash payments and / or warrants for any financing or M&A transactions culminated within one year from the effective date of the agreement.  The cash and / or warrant based compensation would be based on the value of the culminated transactions. This agreement has lapsed.

Employment Contracts.  The Company is party to several employment agreements with key personnel, all of which began on various effective dates ranging from January 1, 2011 through March 1, 2012.  The agreements provide annual salaried compensation ranging from $70,000 to $175,000 and all contain similar terminology as to termination criteria.

Delivery Commitments.  A portion of our production is sold under certain contractual arrangements that specify the delivery of a fixed and determinable quantity.  The following table sets forth information about material long-term firm transportation contracts for pipeline capacity. Although exact amounts vary, as of September 30, 2012, we were committed to the following financial commitments related our natural gas production:

Type of Arrangement	Pipeline System / Location	Deliverable Market		Expiration
			Commitment ($/month)
Firm Transport	WC	CIG – Rocky Mountains	$65,433	November 2015

As High Plains Gas, Inc. shut in its gas producing assets in May 2012 and is in default of its delivery commitment.

Litigation.  In July 2012, the Company received notice from local tax authorities that it had been named in two civil suits related to unpaid personal and property taxes related to fiscal years 2007, 2008, 2009, 2010 and 2011. The damages cited in the suits amounted to $274,828. This amount has been accrued in our consolidated balance sheet as of September 30, 2012.

On May 7, 2013 an action was filed in the District Court of Campbell County, Wyoming titled Pennaco Energy, Inc. v. Cep-M Purchase, LLC, Current Energy Partners Corporation, High Plains Gas, Inc., High Plains Gas, LLC, Mark Hettinger, Jerri Hettinger, Brandon Hargett, Joseph Hettinger and Brent Cook (the “Pennaco Action”).  In the Pennaco Action, Pennaco alleges that at the time Current Energy Partners acquired the North and South Fairway Assets through CEP-M Purchase in July 2010, that CEP-M Purchase had failed to comply with the terms of the purchase agreement, including without limitation payment of approximately $3,354,931 towards the original $10,570,000 purchase price.  Pennaco further alleges that CEP-M Purchase had provided numerous false and/or misleading representations in the purchase agreement.  Pennaco alleges that Current Energy Partners guaranteed the obligations of CEP-M Purchase.  Pennaco further alleges that the defaults of CEP-M Purchase and Current Energy Partners has resulted in numerous further legal actions against Pennaco and others causing further damages.  Pennaco further alleges that the Company as well as its operating subsidiary High Plains Gas LLC, and certain former officers and directors of the Company, are liable for the damages as “alter egos” of CEP-M Purchase and/or Current Energy Partners.  Pennaco also alleges that the named principals undermined the potential for success of the acquisition by failing to adequately finance operations, failing to provide appropriate and required bonding, and by failing to assume certain contracts.  Pennaco’s action includes breach of contract in the purchase agreement, breach of a guaranty agreement, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, fraud, negligent misrepresentation, injunctive relief, and seeks to pierce the corporate veil with respect to the Company, its operating subsidiary and with respect to the individual defendants.

The Company has been in discussions with Pennaco towards resolution of this action and is confident that a resolution can be reached.  Absent such a resolution, the Company has vigorously defended this action and believes that the allegations with respect to the Company and its operating subsidiary are unfounded.  The Company intends to continue to seek to reach resolution and/or vigorously defend the action.

Environmental Impact.  The Company is engaged in gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company.  Management believes its properties are operated in conformity with local, state and federal regulations.  No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

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

Bond Commitment Fees.  Fees paid to secure commitments from lenders and to secure bonding arrangements with the state and other local government entities are capitalized and amortized on a straight-line basis over the expected term of the arrangement.  Amortization of these fees during the nine months ended September 30, 2012 and 2011 totaled $nil and $1,975,994, respectively.

NOTE 20:  SUBSEQUENT EVENTS

Pursuant to FASB ASC 855 “Subsequent Events”, management has evaluated all events and transactions that occurred from September 30, 2012 through the date of issuance of the financial statements.  During this period we did not have any significant subsequent events, except as disclosed below:

•

On September 18, 2012, Eide Bailly LLP resigned as the independent registered public accounting firm of the Company.

•

Effective October 3, 2012, Ty Miller resigned as a director of the Company.  The Board of Directors of the Company accepted Mr. Miller’s resignation.

•

On October 4, 2012, the Company engaged Stark Schenkein, LLP (“Stark”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2012.  The decision to engage Stark as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

•

On October 8, 2012, the Company executed a Letter of Intent with Broadmark Energy, LLC (“Broadmark”) for the acquisition of certain assets and the assumption of certain liabilities related to the energy construction /oil and gas services business, including equipment and accounts receivable, of Miller Fabrication LLC, HPG Services, LLC, High Plains Gas, Inc. and High Plains Gas, LLC.  The terms of the proposed transaction, under the Letter of Intent, are substantially as follows:

-

Broadmark will acquire all of the assets and assume certain liabilities of Miller Fabrication in consideration for (i) assumption of up to the current level ($3,000,000) of accounts payable and accrued liabilities of Miller; (ii) assumption of certain Miller Fabrication notes payable in the amount of $3,100,000; (iii) assumption of an obligation of the Company to Tonaquint, Inc. (approximately $1,775,538) and (iv) cash consideration of $200,000.

-

The principals of Miller will cancel and return a total of 54,000,000 shares of common stock of the Company, as well as any and all options or warrants to purchase shares of stock of the Company as part of the transaction.

-

Broadmark will assume the investment banking fees owed to Broadmark Capital, LLC by the Company, but the Company will remain responsible for issuing financing warrants in the Company per a previous agreement.

•

On October 9, 2012, the Company executed a Letter of Intent with Chama Technologaes, Inc. (“Chama”) a Nevada corporation, for the purchase by Chama of a controlling stock interest in the Company.  The terms of the proposed acquisition, under the Letter of Intent, are substantially as follows:

-

In consideration for a total of $15,000,000 in cash and 658,289 shares of Chama stock, the Company will issue a fully diluted 90% of its common stock to Chama at Closing.

-

The letter of intent requires that Chama place into an escrow account for payment to the creditors of the Company prior to the acquisition a total of $10,000,000, deliverable in increments. The increments are that in 10 working days from execution of the letter of intent, Chama is to deposit $1,000,000 and in 20 working days after the initial increment, Chama is to deposit an additional $9,000,000. Chama will then continue to fund the remaining $5,000,000 into escrow to finish creditor payments.

-

The Letter of Intent includes other terms including funding the termination of an outstanding class of preferred stock and buyout at a discount of any and all outstanding options and warrants.

-

The Letter of Intent also requires the divestiture of Miller Fabrication, LLC, the oil and gas servicing subsidiary of the Company.

•

Effective October 17, 2012, Mark Hettinger resigned as an Officer and Director of the Company.  The Board of Directors of the Company accepted Mr. Hettinger’s resignation.

•

On October 29, 2012, the Company executed an amendment to its Letter of Intent with Chama for the purchase by Chama of a controlling stock interest in the Company.  The amendment extends the Escrow Date for required payments into escrow; the initial $1,000,000 shall be paid into escrow on or before November 5, 2012, and the final $9,000,000 shall be paid into escrow on or before November 15, 2012.

-

On February 20, 2013 the Company completed a purchase and sale agreement whereby Miller Fabrication, LLC was sold.  Broadmark acquired all of the identifiable assets and assumed certain liabilities of Miller Fabrication in consideration for the assumption of accounts payable and accrued liabilities of Miller; assumption of certain Miller Fabrication notes payable assumption of an obligation of the Company to Tonaquint, Inc. (approximately $1,775,538) and cash consideration of $200,000.

-

The principals of Miller will cancel and return a total of 54,000,000 shares of common stock of the Company, as well as any and all options or warrants to purchase shares of stock of the Company as part of the transaction.

•

On March 28, 2013, the Company executed an Agreement and Plan of Merger between the Company and Chama for the purchase by Chama of a controlling stock interest in the Company.  The terms of the acquisition are substantially as follows:

-

The Agreement requires that the Company complete a 1 for 1,000 reverse split of its common stock.  The Company has not be able to complete the reverse split because the rules of FINRA require that the Company be current in its financial reporting obligations.

-

Upon completion of the reverse stock split, the Company will have approximately 305,000 shares of common stock outstanding.  Pursuant to the merger, the Company will issue to Chama shareholders 25,000,000 shares of the Company’s common stock.  Upon execution of the Agreement and completion of the merger set forth therein, the shareholders of Chama shall have majority control of the Company.

-

The Company assumes approximately $4,000,000 in obligations owed by Chama.

•

Effective March 28, 2013, Siva Mohan, Alan Smith and Cordell Fonnesbeck resigned as directors of the Company.

•

On March 28, 2013, a majority of the shareholders of the Company appointed Ed Presley, William Helfer and William Edwards as directors of the Company.

•

On March 28, 2013, the Board of Directors appointed Ed Presley as President and Chief Executive Officer.

•

Effective March 29, 2013, Joseph Hettinger resigned as a director of the Company.

•

On March 29, 2013, Stark resigned as the independent registered public accounting firm of the Company.  Stark had not performed any material audit work for the Company

•

On April 26, 2013, the Company engaged the firm of D’Arelli Pruzansky, P.A., Certified Public Accountants, to serve as its independent registered public accountants for the fiscal year ending December 31, 2012.  The decision to engage new accountants was recommended and approved by the Company’s Board of Directors.

•

In May 2013, Pennaco Energy, Inc. brought legal action against the Company, CEP-M Purchase, LLC, Current Energy Partners Corporation, High Plains Gas LLC and certain former officers and directors of the Company.  See “Legal Proceedings.”

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

Business Overview

High Plains Gas, Inc. (the “Company”, “We, “Our”), a Nevada corporation, together with its wholly owned subsidiaries, provides construction services, and repair and maintenance services primarily to the energy and energy related industries primarily located in Wyoming, North Dakota, Montana, Oklahoma and Texas, and produces natural gas in the Powder River Basin in Northeast Wyoming.  During our fiscal year ended December 31, 2011, we commenced a strategic shift in operations from primarily natural gas production to a more focused approach towards energy construction services and repair and maintenance services. During the three months ended June 30, 2012 we shut in our natural gas producing assets. In February 2013, our construction services division discontinued its operations primarily through the disposition of Miller Fabrication, LLC (“Miller”) (Note 5).  On March 28, 2013, we executed an Agreement and Plan of Merger between the Corporation and Chama Technologaes, Inc. (“Chama”), a Nevada corporation, for the purchase by Chama of a controlling stock interest in High Plains.

The terms of the acquisition are substantially as follows:

The Agreement requires that the Company complete a 1 for 1,000 reverse split of High Plains Gas common stock.  .  The Company has not be able to complete the reverse split because the rules of FINRA require that the Company be current in its financial reporting obligations.  Upon completion of the reverse stock split, we will have approximately 305,000 shares of common stock outstanding.  Pursuant to the merger, we were to issue to Chama shareholders 25,000,000 shares of High Plains Gas stock.  We assumed approximately $4,000,000 in obligations owed to previous shareholders of RWM Resources, Inc. an entity that was previously owed by Chama.

As the Company is delinquent in its filings with the U.S. Securities and Exchange Commission (“SEC”) the impact of the merger agreement has not been effectuated in the accompanying unaudited financial statements.

We historically had two reportable segments, the energy construction services division and the natural gas segment.

Energy Construction, Repair and Maintenance Services

The discontinued Energy Construction Services and Repair and Maintenance Services segment was a leading provider of services to regional end markets serving the oil and gas, refinery, petrochemical and power industries.  Our services, which included engineering, procurement and construction, turnaround, maintenance and other specialty services are critical to the ongoing expansion and operation of energy infrastructure were discontinued in February 2013.

Natural Gas Production

In May 2012, we shut in our gas producing assets. Our decision to shut in production was the result of volatile prices for natural gas in the Powder River basin and the disproportionate use of our working capital utilized in natural gas production. We have no immediate plans to resume production.

Results of Operations

The financial information for the three and nine months ended September 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all material adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012, oil and gas revenues decreased to $nil from $2,784,663 for the corresponding prior period.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes decreased to nil Mcf for the three months ended September 30, 2012 from 1,129 Mcf for the corresponding prior period. Decreases are due to shutting in our natural gas producing assets during the period ended June 30, 2012.

During the three months ended September 30, 2012, we incurred lease operating expense and production taxes of $228,999 as compared to $1,514,961 in the prior period.  Decreases in lease operating expenses and related taxes are due to shutting in our natural gas producing assets during the period ended June 30, 2012.

During the three months ended September 30, 2012, general and administrative expense decreased to $1,462,578 compared to $1,759,713 in the corresponding prior period.  General and administrative expense for the three months ended September 30, 2012 was composed primarily of salaries and wages of $362,966, consulting fees of $974, and legal and accounting fees of $206,137.  Non-cash stock-based compensation totaling $670,254 has been included in general and administrative expense for the three months ended September 30, 2012 compared to $204,000 in the corresponding prior period.

During the three months ended September 30, 2012, Depreciation, Depletion and Amortization (“DD&A”) expense totaled $247,504 as compared to $1,844,446 during the corresponding prior period.  Accretion expense related to the Company’s Asset Retirement Obligation was $nil, as compared to $nil during the corresponding prior period.

During the three months ended September 30, 2012, our realized commodity derivative gain totaled $52,837 compared to a realized $129,140 gain during the corresponding prior period.  We recognized no unrealized commodity derivative losses during the quarter ended September 30, 2012 as of hedge arrangement was terminated during the fiscal quarter, as compared to unrealized commodity derivative gains of $1,157,117 for the corresponding prior period.

During the three months ended September 30, 2012, the Company’s impairment, dry hole costs and abandonment expense totaled $nil compared to $2,565,270 for the corresponding prior period. Impairment charges recorded during the quarter ended September 30, 2012 relate to the shutting in of production in June, 2012. Impairment charges recorded in the comparable prior period related to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

During the three months ended September 30, 2012, the Company’s impairment expense relating to other assets totaled $240,757 compared to $nil for the corresponding prior period.  Impairment charges recorded during the quarter ended September 30, 2012 relate to SCADA systems and related computer equipment used solely in the oil and gas field operations, written off due to the shutting in of wells in June 2012.

During the three months ended September 30, 2012, the Company recorded losses on extinguishment of debt of $360,015 compared to $4,323,581 during the corresponding prior period. Loss on extinguishment of debt during the three months ended September 30, 2012 consisted of losses of approximately $201,000 and $125,000 in extinguishment of liabilities to state and local municipalities. The Company has posted certificates of deposit which were seized in satisfaction of failure to remit severance and ad-valorem taxes. Additional charges of approximately $33,000 were incurred in connection with the conversion of debt instruments. Charges incurred in the prior period relate primarily to the conversion of related party debt $3,850,000 coupled with the settlement of debt with Ironridge $425,000.

During the three months ended September 30, 2012, interest expense increased to $1,941,601 from $549,843 during the corresponding prior period and amortization of loan fees decreased to $109,848 from $807,743 during the corresponding prior period. Increases in interest expense during the current period relate primarily to interest and liquidating damages recorded in connection with our default on the Tonaquint note and the increase in notes payable balance due Miller in the amount of $3,000,000 as of September 30, 2012 which was not outstanding during the comparable prior period.

During the three months ended September 30, 2012, net (loss) from continuing operations decreased by $6,554,920 from ($11,032,337) in 2011 to ($4,477,417) in 2012. Losses from discontinued operations amounted to $5,353,241 for the three months ended September 30, 2012 as compared to $nil in the comparable prior period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, oil and gas revenues decreased to $2,143,458, from $10,191,744 for the prior period.  The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges.  Production volumes decreased to 1,497,775 Mcf for the nine months ended September 30, 2012 from 3,409,000 Mcf for the corresponding prior period. Decreases are due to shutting in our natural gas producing assets during the period ended June 30, 2012.

During the nine months ended September 30, 2012, we incurred lease operating expense and production taxes of $4,790,737 as compared to $10,443,214 in the prior period.  Decreases in lease operating expenses and related taxes are due to shutting in our natural gas producing assets during the period ended June 30, 2012.

During the nine months ended September 30, 2012, general and administrative expense increased to $6,693,859 compared to $6,401,347 in the corresponding prior period.  General and administrative expense for the nine months ended September 30, 2012 was composed primarily of salaries, wages and benefits of $1,281,313, consulting, legal and accounting expenses of $1,450,138, and insurance of $233,853.  In addition, non-cash stock-based compensation totaled $2,691,932 was included in general and administrative expense for the nine months ended September 30, 2012 as compared to $1,017,004 in the corresponding prior period.

During the nine months ended September 30, 2012, Depreciation, Depletion, Amortization and Accretion   expense totaled $2,461,445 as compared to $5,580,557 during the prior period.  Accretion expense related to the Company’s Asset Retirement Obligation was $359,741, as compared to $568,820 during the prior period. Decreases in accretion related to the Asset Retirement Obligation relate to revisions to estimates recorded during fiscal year ended December 31, 2011 coupled with a shutting in of production in May, 2012.

During the nine months ended September 30, 2012, our realized commodity derivative gain totaled $771,733 compared to $337,645 during the prior period.  Our unrealized commodity derivative loss totaled $nil compared to a gain of $1,128,902 for the prior period. Increases in recognized gains relate to market prices for natural gas and decreases in unrealized gains relate to the fact that our hedge was terminated during the quarter ended September 30, 2012.

During the nine months ended September 30, 2012, the Company’s impairment, dry hole costs and abandonment expense totaled $13,440,869 compared to $2,565,270 for the prior period. Impairment charges recorded during the current period relate primarily to the shutting in of production in May 2013. Impairment charges recorded in the comparable prior period related to the Company’s unevaluated leasehold costs, shut in drilling equipment, and evaluated shut in equipment.

During the nine months ended September 30, 2012, the Company’s impairment expense relating to other assets totaled $240,757 compared to $nil for the corresponding prior period.  Impairment charges recorded during the nine months ended September 30, 2012 relate to SCADA systems and related computer equipment used solely in the oil and gas field operations, written off due to the shutting in of wells in June 2012.

During the nine months ended September 30, 2012, the Company recorded losses on extinguishment of debt of $1,649,314 compared to $4,856,513 during the prior period.

During the nine months ended September 30, 2012, interest expense increased to $2,516,143 from $1,855,288 during the prior period. Increases during the current period relate primarily to the addition of $6,000,000 in related party notes payable during the current period and charges for liquidating damages and penalties incurred in connection with our Tonaquint note, amortization of loan fees decreased to $341,801 from $2,403,173 during the prior period.

During the nine months ended September 30, 2012, our net (loss) from continuing operations increased by $168,834 from ($29,815,661) in 2011 to ($29,984,495) in 2012, while our loss from discontinued operations increased to $9,019,698 from $0 related to the discontinued operations of our Energy Construction Services and Repair and Maintenance Services division.

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficit of $29,709,328 compared to $9,488,353 at December 31, 2011. The increase in our working capital deficit relates to cash used in operations coupled with increases in accounts payable and accrued liabilities resulting primarily from the shutting in of our natural gas production in May, 2012 coupled with decreases in our construction services revenue and the eventually discontinued operations of our Energy Construction Services and Repair and Maintenance Services division.

Our cash balance at September 30, 2012 was $44,681 as compared to $321,227 at December 31, 2011.  The change in our cash balance is summarized below:

Cash balance at December 31, 2011	$ 321,227
Sources of cash:
Cash provided by operating activities	1,216,286
Total sources of cash including cash on hand	1,537,513

Uses of cash:
Cash used in investing activities	(175,885)
Cash used in financing activities	(1,316,947)
Total uses of cash	(1,492,832)

Cash balance at September 30, 2012	$ 44,681

Net cash provided by operating activities of $1,216,286 and $1,803,303 for the nine months ended September 30, 2012 and 2011, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Through September 30, 2012, we have financed our business activities principally through issuances of common shares, convertible promissory notes, term debt, and lines of credit. These financings are summarized as follows:

	Nine months Ended
	September 30, 2012	September 30, 2011
Proceeds from notes payable	$ 750,000	$ -
Repayment of notes payable	(780,765)	-
Proceeds from related party notes payable	-	892,261
Repayment of related party notes payable	(100,000)	(695,541)
Proceeds from line of credit	-	75,000
Repayment of line of credit	(909,744)	(379,334)
Proceeds from term debt	-	2,110,000
Repayment of term debt	-	(1,504,580)
Warrants issued for cash	-	1,000,000
Stock issued for cash, net of fees	-	2,054,889
Payment of financing fees	(60,000)	(770,000)
Payment of bond commitment fees	(216,438)	(214,951)
Net cash (used in) provided financing activities	$ (1,316,947)	$ 2,567,744

During the nine months ended September 30, 2012, and the period subsequent the Company issued 75,524,666 shares of its common stock for a combination of (i) consideration for services rendered by employees, members of the Board of Directors, or external service providers, (ii) the conversion of various notes payable, and (iii) in association with a stock purchase agreement.  See Note 11 for details regarding each category of share issuances.  As of September 30, 2012, the Company had outstanding debt obligations of $9,377,058.

The net proceeds of debt financings were primarily used to fund our operating activities.

Our current cash and cash equivalents and lack of cash flow from operations related to our curtailment of gas production and the discontinued operations of our construction services division will not be sufficient to meet our working capital requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2012/2013 Capital” for a description of our expected capital expenditures for 2012/2013. We may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds to finance our activities.

As discussed in the “Outlook for 2012/2013 Capital”, although it is not feasible to quantify additional capital expenditures  may be required during 2012, we will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2012 to fund ongoing operations. See Item 1A.- “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of risk factors faced by the Company.

Outlook for 2012/2013 Capital

While it has become increasingly difficult to quantify, depending on capital availability, we will require significant capital during the remainder of the fiscal year 2012 and for the subsequent periods allocated as follows:

•

For general corporate functions.

We have no revenue producing assets and insufficient working capital to fund the anticipated expenditures listed above. We may, at the Company’s discretion, fund the aforementioned planned expenditures from asset sales, potential debt and equity issuances and/or a combination of both.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2012, our off-balance sheet arrangements and transactions include operating lease agreements, bonding and gas transportation commitments.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

As of September 30, 2012 and 2011, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. Please refer to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form10-K for the year ended December 31, 2011 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are risks involved in an ownership of the Company’s securities.  The Company has ceased production of natural gas and impaired all value related to the Company’s gas assets and has discontinued all operations related to its Energy Construction Services and Repair and Maintenance Services division.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

Remediation of Previously Identified Material Weakness

During the first quarter of 2012, management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions were reviewed with the Company’s Chief Executive Officer who made certain that all required documentation was available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions were documented in the minutes of the Board meetings. During the second and third quarter of fiscal 2012, due to liquidity issues our accounting staff was reduced and our utilization of consultants to supplement existing resources was also limited; therefore, as of September 30, 2012, management concludes that enhancements made during the first quarter of 2012 were negated and material weaknesses in the internal controls over financial reporting still exist.

Plan for Remediation of the Remaining Current Material Weakness

As of the close of the third quarter, the Company still did not adequate resources with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On approximately June 27, 2011, High Plains Gas, Inc. relocated its corporate offices and warehousing facility from 3601 Southern Drive in Gillette, Wyoming to offices and warehouse facilities located at 1200 East Lincoln St., Gillette, Wyoming.  The Company and the Landlord of the Southern Drive properties failed to agree upon lease terms for the previous office and warehouse location. The Company chose to relocate rather than obligate themselves to major repairs costs that were needed on the building and premises.  Subsequent to the Company moving, the Landlord, Hunt Club Investment Group, LLC a Michigan limited liability company (“Hunt Club”) filed a lawsuit on July 20, 2011 in District Court in Campbell County, Wyoming.  Hunt Club alleged that a lease agreement was reached between the parties and that future rents in the amount of $20,000 per month for a three year period was agreed upon.  Hunt

Club sought the principal remaining balance of $640,000 plus interest and attorney’s fees and costs in the lawsuit.  A trial date had been set for February 2013.  In March 2012, the Company and Hunt Club reached a settlement agreement thus terminating the lawsuit.

On approximately July 2, 2012, High Plains Gas, Inc. was named in two civil suits by the State of Wyoming related to unpaid personal property, personal equipment taxes, and personal taxes on well equipment for the fiscal periods 2007-2011. The two suits indicate damages in the amount of $274,828. These amounts have been accrued for in accompanying balance sheets. We have not yet responded to these suits.

On May 7, 2013 an action was filed in the District Court of Campbell County, Wyoming titled Pennaco Energy, Inc. v. Cep-M Purchase, LLC, Current Energy Partners Corporation, High Plains Gas, Inc., High Plains Gas, LLC, Mark Hettinger, Jerri Hettinger, Brandon Hargett, Joseph Hettinger and Brent Cook (the “Pennaco Action”).  In the Pennaco Action, Pennaco alleges that at the time Current Energy Partners acquired the North and South Fairway Assets through CEP-M Purchase in July 2010, that CEP-M Purchase had failed to comply with the terms of the purchase agreement, including without limitation payment of approximately $3,354,931 towards the original $10,570,000 purchase price.  Pennaco further alleges that CEP-M Purchase had provided numerous false and/or misleading representations in the purchase agreement.  Pennaco alleges that Current Energy Partners guaranteed the obligations of CEP-M Purchase.  Pennaco further alleges that the defaults of CEP-M Purchase and Current Energy Partners has resulted in numerous further legal actions against Pennaco and others causing further damages.  Pennaco further alleges that the Company as well as its operating subsidiary High Plains Gas LLC, and certain former officers and directors of the Company, are liable for the damages as “alter egos” of CEP-M Purchase and/or Current Energy Partners.  Pennaco also alleges that the named principals undermined the potential for success of the acquisition by failing to adequately finance operations, failing to provide appropriate and required bonding, and by failing to assume certain contracts.  Pennaco’s action includes breach of contract in the purchase agreement, breach of a guaranty agreement, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, fraud, negligent misrepresentation, injunctive relief, and seeks to pierce the corporate veil with respect to the Company, its operating subsidiary and with respect to the individual defendants.

The Company has been in discussions with Pennaco towards resolution of this action and is confident that a resolution can be reached.  Absent such a resolution, the Company has vigorously defended this action and believes that the allegations with respect to the Company and its operating subsidiary are unfounded.  The Company intends to continue to seek to reach resolution and/or vigorously defend the action.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, and for the period subsequent the Company issued 75,524,666 shares of its common stock as follows:

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

•

17,110,229 shares of common stock were issued at values between $0.01 and $0.07 per share in association with the conversion of certain promissory notes, which generated a loss on conversion of debt of $249,682.

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

Dated: March 28, 2014

HIGH PLAINS GAS, INC.

(the registrant)

By: \s\ Edward Presley

Edward Presley

Chief Executive Officer

By: \s\ Edward Presley

Edward Presley

Chief Financial Officer