Form 10-Q/A
period 2012-09-30
High Plains Gas, Inc.
filed 2014-04-30
CIK 1327195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment no. 1

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

Explanatory Note

This Amendment no. 1 is filed solely for the purpose of furnishing the financial statements in the required interactive data (XBRL) format.  There are no other material changes to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

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

10.40	Securities Purchase Agreement dated as of March 9, 2012 by and between High Plains Gas, Inc. and Tonaquint, Inc.; filed on Form 8-K April 4, 2012.
101	Interactive Data Files (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2014

HIGH PLAINS GAS, INC.

(the registrant)

By: \s\ Edward Presley

Edward Presley

Chief Executive Officer

By: \s\ Edward Presley

Edward Presley

Chief Financial Officer